Form 10-Q
period 1996-06-30
BTG INC /VA/
filed 1996-08-13
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

         / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


         /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER:  0-25094

                                   BTG, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           VIRGINIA                                      54-1194161
- -------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

1945 OLD GALLOWS ROAD, VIENNA, VIRGINIA                    22182
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (703) 556-6518
                                                     ---------------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES /X/   NO / /


     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


           CLASS                          OUTSTANDING AT AUGUST 1 , 1996
- ----------------------------         -----------------------------------------
        COMMON STOCK                                 6,160,521

                                   BTG, INC.

                               INDEX TO FORM 10-Q


                                                                              PAGE
                                                                             NUMBER
                                                                         ---------------
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

                    Consolidated Balance Sheets, June 30, 1996 and
                       March 31, 1996                                           3

                    Consolidated Statements of Operations for the three
                       months ended June 30, 1996 and 1995                      4

                    Consolidated Statements of Cash Flows for the three
                       months ended June 30, 1996 and 1995                      5

                    Notes to Consolidated Financial Statements                  6


  Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                      7-10


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                                11

  Item 2.      Changes in Securities                                            11

  Item 3.      Defaults Upon Senior Securities                                  11

  Item 4.      Submission of Matters to a Vote of Security Holders              11

  Item 5.      Other Information                                                11

  Item 6.      Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                                      12


EXHIBIT INDEX                                                                   13

PART I.        FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 JUNE 30,         MARCH 31,
                                                                                   1996             1996
                                                                               ------------     ------------
ASSETS                                                                          (unaudited)
Current assets:
 Restricted cash and equivalents  . . . . . . . . . . . . . . . . . . . . .     $       60        $       47
 Investments, at fair value   . . . . . . . . . . . . . . . . . . . . . . .            306               250
 Receivables, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         80,146            69,146
 Inventory, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,755             9,421
 Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,527             5,163
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            588               466
                                                                                ----------        ----------
   Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . .     $  104,382        $   84,493
                                                                                ----------        ----------
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .          3,437             3,579
Other assets:
 Goodwill, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,922            17,140
 Other intangible assets, net   . . . . . . . . . . . . . . . . . . . . . .          2,857             3,119
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,424             1,129
                                                                                ----------        ----------
                                                                                $  129,022        $  109,460
                                                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt   . . . . . . . . . . . . . . . . . .     $      220        $      230
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33,716            24,120
 Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,814             7,516
 Deferred income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,857             1,534
 Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            896             3,144
                                                                                ----------        ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .     $   47,503        $   36,544
                                                                                ----------        ----------
Line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,978            30,453
Long-term debt, excluding current maturities  . . . . . . . . . . . . . . .         14,373            14,341
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            495               377
                                                                                ----------        ----------
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  100,349        $   81,715
                                                                                ----------        ----------
Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized; no shares
  issued or outstanding   . . . . . . . . . . . . . . . . . . . . . . . . .     $     --          $     --
 Common stock, no par value, 10,000,000 shares authorized, 6,150,022 and 6,128,102 shares outstanding at June 30, 1996 and March 31, 1996,
  respectively, net of 50,057 reacquired shares   . . . . . . . . . . . . .         18,053            17,915
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,179            10,422
 Treasury stock, at cost, 50,057 shares   . . . . . . . . . . . . . . . . .           (527)             (527)
 Unrealized losses on investments, net of related tax effects   . . . . . .            (32)              (65)
                                                                                ----------        ----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .     $   28,673        $   27,745
                                                                                ----------        ----------
                                                                                $  129,022        $  109,460
                                                                                ==========        ==========


                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                  ---------------------------
                                                                     1996             1995
                                                                  ----------      -----------
Revenues:
 Contract revenue   . . . . . . . . . . . . . . . . . . .         $   20,529       $  14,473
 Product sales  . . . . . . . . . . . . . . . . . . . . .             54,913          25,116
                                                                  ----------       ---------
                                                                      75,442          39,589
Direct costs:
 Contract costs   . . . . . . . . . . . . . . . . . . . .             10,948           7,570
 Cost of product sales  . . . . . . . . . . . . . . . . .             47,779          21,063
                                                                  ----------       ---------
                                                                      58,727          28,633
Indirect, general and administrative
 expenses   . . . . . . . . . . . . . . . . . . . . . . .             14,071           9,027
Amortization and other operating costs  . . . . . . . . .                448             211
                                                                  ----------       ---------
                                                                      73,246          37,871
                                                                  ----------       ---------
Operating income  . . . . . . . . . . . . . . . . . . . .              2,196           1,718

Interest expense  . . . . . . . . . . . . . . . . . . . .             (1,266)           (553)
Equity in earnings of affiliate . . . . . . . . . . . . .                397              --
                                                                  ----------       ---------
Income before income taxes  . . . . . . . . . . . . . . .              1,327           1,165
Provision for income taxes  . . . . . . . . . . . . . . .                570             494
                                                                  ----------       ---------
Net income  . . . . . . . . . . . . . . . . . . . . . . .         $      757       $     671
                                                                  ==========       =========

Earnings per common and common
 equivalent share   . . . . . . . . . . . . . . . . . . .         $     0.12       $    0.11
                                                                  ==========       =========

Weighted average shares of common stock
 and common stock equivalents   . . . . . . . . . . . . .              6,336           6,191
                                                                  ==========       =========



                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     --------------------------
                                                                                        1996           1995
                                                                                     -----------    -----------
Cash flows from operating activities:
 Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       757    $      671
Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .              852           351
 Reserves for accounts receivable and inventory   . . . . . . . . . . . . . . .              190          (146)
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              39
 Loss on sale of property and equipment   . . . . . . . . . . . . . . . . . . .               11             8
 Changes in assets and liabilities:
  (Increase) decrease in restricted cash  . . . . . . . . . . . . . . . . . . .              (13)         --
  (Increase) decrease in receivables  . . . . . . . . . . . . . . . . . . . . .          (11,000)       (3,755)
  (Increase) decrease in inventory  . . . . . . . . . . . . . . . . . . . . . .           (3,524)       (2,805)
  (Increase) decrease in prepaids and other . . . . . . . . . . . . . . . . . .           (5,486)         (947)
  (Increase) decrease in other assets   . . . . . . . . . . . . . . . . . . . .              205          (722)
  Increase (decrease) in accounts payable . . . . . . . . . . . . . . . . . . .            9,596         1,789
  Increase (decrease) in accrued expenses . . . . . . . . . . . . . . . . . . .            3,298            44
  Increase (decrease) in other liabilities  . . . . . . . . . . . . . . . . . .           (1,828)          387
                                                                                     -----------    ----------
    Net cash used in operating activities . . . . . . . . . . . . . . . . . . .      $    (6,942)   $   (5,086)
                                                                                     -----------    ----------
Cash flows from investing activities:
 Purchases of property and equipment  . . . . . . . . . . . . . . . . . . . . .             (166)         (212)
 Purchase of note receivable from related party   . . . . . . . . . . . . . . .             (300)         --
 Purchase of investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .             (200)         --
                                                                                     -----------    ----------
    Net cash used in investing activities . . . . . . . . . . . . . . . . . . .      $      (666)   $     (212)
                                                                                     -----------    ----------
Cash flows from financing activities:
 Net advances under line of credit  . . . . . . . . . . . . . . . . . . . . . .            7,525         6,025
 Principal payments on long-term debt   . . . . . . . . . . . . . . . . . . . .              (55)         (574)
 Proceeds from issuance of common stock   . . . . . . . . . . . . . . . . . . .              138            15
                                                                                     -----------    ----------
    Net cash provided by financing activities . . . . . . . . . . . . . . . . .      $     7,608    $    5,466
                                                                                     -----------    ----------
    Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . .             --               9
                                                                                     -----------    ----------

Increase in unrestricted cash and equivalents . . . . . . . . . . . . . . . . .             --             177
Unrestricted cash and equivalents, beginning of period  . . . . . . . . . . . .             --           1,236
                                                                                     -----------    ----------
Unrestricted cash and equivalents, end of period  . . . . . . . . . . . . . . .      $      --      $    1,413
                                                                                     ===========    ==========





                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)
1.   BASIS OF PRESENTATION

     The consolidated interim financial statements included herein have been prepared by BTG, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996. The results of operations for the three-month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     BTG, Inc. and subsidiaries (the "Company") is an information technology company providing complete solutions to the specific systems and product needs of the United States Government and its agencies and departments (the "Government") and other commercial and state and local government clients in enterprise networking, Internet/intranet applications, data correlation, and information management. The Company's operations are conducted by its three strategic business units: Systems Engineering, Technology Systems, and Integration and Network Systems. The Company's common stock is quoted on the NASDAQ National Market under the symbol "BTGI".

     The Company's revenues are comprised of both contract revenue and product sales. Contract revenue is typically less seasonal than product sales but fluctuates month-to-month based on contract delivery schedules. Contract revenue is characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Year-to-year increases in contract revenue have generally resulted from increases in volume, driven by additional work requirements under Government contracts, rather than price increases, which are generally limited to escalation factors of 3-4% on direct labor costs. Product sales tend to be seasonal, with the Company's second and third fiscal quarters typically accounting for the greatest proportion of revenues each year. Product sales are characterized by higher direct costs than contract revenue; however, indirect expenses associated with product sales are generally lower in comparison. Year-to-year increases in product sales have generally been driven by higher volumes as opposed to price increases, because hardware and software product prices tend to decline over time as the technology ages and some segments of the Company's products business are subject to intense price competition.

     In October 1995, the Company acquired Concept Automation, Inc. of America ("CAI"), which was primarily involved in the integration, sale and maintenance of electronic data processing equipment and related support services, principally to civilian agencies of the Government. Effective April 1, 1996, the Company integrated CAI's operations with those of both its Technology Systems and Integration and Network Systems business units.

     The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase in such items.

                                                                                                               % PERIOD-TO-PERIOD
                                                                          PERCENTAGE OF REVENUE               INCREASE OF DOLLARS
                                                                          ---------------------               -------------------
                                                                                                               THREE MONTHS ENDED
                                                                                                                 JUNE 30, 1996
                                                                             THREE MONTHS ENDED                   COMPARED TO
                                                                                  JUNE 30,                     THREE MONTHS ENDED
                                                                          1996              1995                  JUNE 30, 1995
                                                                          ----              ----                 --------------
Revenues:
   Contract revenue   . . . . . . . . . . . . . . . . . . . . .           27.2%              36.6%                    41.8%
   Product sales  . . . . . . . . . . . . . . . . . . . . . . .           72.8               63.4                    118.6
      Total revenues  . . . . . . . . . . . . . . . . . . . . .          100.0              100.0                     90.6
Direct costs:
   Contract costs (as a % of contract revenue)  . . . . . . . .           53.3               52.3                     44.6
   Cost of product sales (as a % of product sales)  . . . . . .           87.0               83.9                    126.8
      Total direct costs (as a %
         of total revenues)   . . . . . . . . . . . . . . . . .           77.8               72.3                    105.1
Indirect, general and administrative expenses . . . . . . . . .           18.7               22.8                     55.9
Amortization and other operating costs  . . . . . . . . . . . .            0.6                0.5                    112.3
Operating income  . . . . . . . . . . . . . . . . . . . . . . .            2.9                4.3                     27.8
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .            1.7                1.4                    128.9
Equity in earnings of affiliate . . . . . . . . . . . . . . . .            0.5                 --                    100.0
Income before provision for income taxes  . . . . . . . . . . .            1.8                2.9                     13.9
Provision for income taxes  . . . . . . . . . . . . . . . . . .            0.8                1.2                     15.4
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .            1.0                1.7                     12.8

RESULTS OF OPERATIONS

 Three Months Ended June 30, 1996 Compared With Three Months Ended June 30, 1995

     Revenues for the three months ended June 30, 1996 increased by $35.9 million, or 90.6%, from the three months ended June 30, 1995. Of this increase, $6.1 million was attributable to contract revenue and $29.8 million was attributable to product sales. The increase in contract revenue during the three months ended June 30, 1996 was primarily due to revenue recognized under contracts acquired in connection with the acquisition of CAI in October 1995. The increase in product sales was primarily due to approximately $17.1 million of revenue generated under a variety of sales vehicles acquired in connection with the acquisition of CAI; $12.5 million in increased sales under General Services Administration ("GSA") Schedule contracts, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts; $8.2 million in increased sales from open market Government orders, including orders received from both the U.S. Department of Defense and various civilian Government agencies; and $4.0 million in net increased revenues under a variety of other sales vehicles. Included in these increases is approximately $3.5 million in increased sales of Internet-related products. These increases were offset by a decrease of approximately $12.0 million in sales from purchase contracts under the Company's Basic Ordering Agreement with the North Atlantic Treaty Organization. In the three months ended June 30, 1996, approximately 88.1% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 90.7% for the three months ended June 30, 1995.

     Direct costs, expressed as a percentage of total revenue, increased from 72.3% for the three months ended June 30, 1995 to 77.8% for the three months ended June 30, 1996. Contract costs as a percentage of contract revenue increased from 52.3% in the three months ended June 30, 1995 to 53.3% in the three months ended June 30, 1996, primarily as a result of revenues generated from CAI's contracts, which typically require higher levels of material purchases than BTG's historical contract base, which has a more labor intensive, higher gross margin profile. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Cost of product sales as a percentage of product sales increased from 83.9% in the three months ended June 30, 1995 to 87.0% in the three months ended June 30, 1996. This increase is largely attributable to the inclusion of CAI's product sales.

     Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended June 30, 1996 increased by $5.0 million, or 55.9%, from the same period in 1995. The increase was due primarily to indirect expenses incurred by CAI, which were not included in the three months ended June 30, 1995 since CAI was not acquired until October 1995, as well as from an increase in the overall volume of business as compared to the comparable period of the prior year. Expressed as a percentage of total revenues, indirect, general and administrative expenses decreased for the three months ended June 30, 1996 to 18.7% from 22.8% in the three months ended June 30, 1995. This decrease is reflective of both the significant growth in revenue generated from product sales, which typically requires less infrastructure support than does contract revenue, and the acquisition of CAI, which has historically required a relatively lower level of indirect costs to support its revenues.

     Amortization and other operating costs, which include both amortization expense associated with goodwill and other intangible assets and other operating expenses which are non-reimbursable under Government contracts, increased by $237,000 in the three months ended June 30, 1996 as compared with the comparable period of the prior year. This increase is primarily attributable to the amortization expense associated with the goodwill and other intangible assets created as a result of the acquisition of CAI in October 1995.

     Interest expense for the three months ended June 30, 1996 increased by $713,000, or 128.9%, from the comparable period of the prior year. This increase was due in large part to interest paid on borrowings related to the Company's acquisition of CAI. In addition, the growth in revenue in the three months ended June 30, 1996, as well as the higher volume of product orders projected for the quarterly period ending September 30, 1996, resulted in higher receivable, inventory and prepaid expense balances, thereby resulting in higher levels of required financing under the Company's line of credit.

     Equity in earnings of affiliate was $397,000 during the three months ended June 30, 1996, and resulted from the Company's interest in an unincorporated joint venture. The joint venture entity, which is with an unrelated company, was created for the purpose of performing under a specific contract and was acquired by the Company in connection with its acquisition of CAI.

     The Company's effective tax rate increased from 42.4% in the three months ended June 30, 1995 to 43.0% in the three months ended June 30, 1996. This increase is primarily attributable to the additional goodwill and intangible asset amortization expense, which is not deductible for income tax purposes.

     Net income for the three months ended June 30, 1996 increased by $86,000, or 12.8%, from the three months ended June 30, 1995, due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash of approximately $6.9 million was used in operating activities during the three months ended June 30, 1996. This net use of cash largely resulted from a significant increase in accounts receivable, which was due to the revenue growth experienced by the Company during the three months ended June 30, 1996. In addition, increases in both inventory and prepaid expenses offset by increases in accounts payable and accrued expenses contributed to the net use of cash in the three months ended June 30, 1996.

     Investing activities used cash of approximately $666,000 during the three months ended June 30, 1996. This was largely the result of a $200,000 investment made in a privately-held company primarily involved in Internet/intranet information protection products and services, and a $300,000 convertible note purchased from the same company. In addition, the Company invested cash of approximately $166,000 in the purchase of office and computer-related equipment for use in the performance of contracts and for increased efficiency in the Company's administration.

     During the three months ended June 30, 1996, the Company's financing activities provided cash of approximately $7.6 million, resulting primarily from $7.5 million in increased borrowings under the Company's revolving line of credit used to fund working capital needs. As of June 30, 1996, working capital was $56.9 million, compared to $47.9 million at March 31, 1996. This increase is primarily due to an increase in the volume of business in the three months ended June 30, 1996, which resulted in significantly higher accounts receivable balances. At June 30, 1996, the Company had approximately $11.7 million available for borrowing under its revolving line of credit facility.

     The Company believes that its revolving line of credit facility and cash generated from operations will be sufficient to fund the Company's activities for the foreseeable future.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the business of the Company or any subsidiary.

ITEM 2.    CHANGES IN SECURITIES

         No changes in security holders' rights have taken place.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         No defaults upon senior securities have taken place.

ITEM 4.    SUBMISSION OF MATTERS TO SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the period.

ITEM 5.    OTHER INFORMATION

         No information to report.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         A.    EXHIBITS

         The following exhibits are either filed with this Report or are incorporated herein by reference:

         3.1     Amended and Restated Articles of Incorporation of the Company *

         3.2     Amended and Restated Bylaws of the Company *

         4.1     Specimen certificate of share of Common Stock *

         11      Statement regarding computation of per share earnings

         27      Financial Data Schedule

         --------------------------------------------------------------------

         * Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-85854).

         B.    REPORTS ON FORM 8-K

               There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      August 13, 1996                   BTG, INC.

                                             /s/ John M. Hughes
                                             ---------------------------------
                                             John M. Hughes

                                             Duly Authorized Signatory and
                                             Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                                        Exhibit
- -----------                                        -------
   3.1                    Amended and Restated Articles of Incorporation of the Company. *

   3.2                    Amended and Restated Bylaws of the Company. *

   4.1                    Specimen certificate of share of Common Stock. *

   11                     Statement regarding computation of per share earnings.

   27                     Financial Data Schedule

- -------------------------------------------

* Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-85854).