Form 10-Q
period 1996-09-30
BTG INC /VA/
filed 1996-11-14
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER:  0-25094

                                   BTG, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 VIRGINIA                                             54-1194161
------------------------------------------       -------------------------------------------------
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)


 1945 OLD GALLOWS ROAD, VIENNA, VIRGINIA                               22182
--------------------------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                 (703) 556-6518
                                                             -------------------------------------


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES [X]   NO [ ]


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


          CLASS                                              OUTSTANDING AT OCTOBER 31, 1996
-----------------------------------                 ----------------------------------------------

      COMMON STOCK                                                     6,185,555

                                   BTG, INC.

                               INDEX TO FORM 10-Q


                                                                                                 PAGE
                                                                                                NUMBER
                                                                                         -------------------
PART I.     FINANCIAL INFORMATION

  Item 1.     Financial Statements

                 Consolidated Balance Sheets, September 30, 1996 and
                    March 31, 1996                                                                  3

                 Consolidated Statements of Operations for the three
                    months ended September 30, 1996 and 1995 and the
                    six months ended September 30, 1996 and 1995                                    4

                 Consolidated Statements of Cash Flows for the
                    six months ended September 30, 1996 and 1995                                    5

                 Notes to Consolidated Financial Statements                                         6


  Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                              7-12


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                       13

  Item 2.   Changes in Securities                                                                   13

  Item 3.   Defaults Upon Senior Securities                                                         13

  Item 4.   Submission of Matters to a Vote of Security Holders                                     13-14

  Item 5.   Other Information                                                                       14

  Item 6.   Exhibits and Reports on Form 8-K                                                        14


SIGNATURES                                                                                          15

PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                              SEPTEMBER 30,        MARCH 31,
                                                                                   1996              1996
                                                                               ------------     ---------------
ASSETS                                                                          (unaudited)
Current assets:
 Restricted cash and equivalents  . . . . . . . . . . . . . . . . . . . . .     $       --        $       47
 Investments, at fair value   . . . . . . . . . . . . . . . . . . . . . . .            306               250
 Receivables, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        109,324            69,146
 Inventory, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,636             9,421
 Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,789             5,163
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            778               466
                                                                                ----------        ----------
   Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . .     $  142,833        $   84,493
                                                                                ----------        ----------
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .          3,374             3,579
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,703            17,140
Other intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . .          2,893             3,119
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,832             1,129
                                                                                ----------        ----------
                                                                                $  167,635        $  109,460
                                                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt   . . . . . . . . . . . . . . . . . .            220               230
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58,583            24,120
 Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,739             7,516
 Deferred income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,055             1,534
 Income taxes:
   Currently payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            757             1,310
   Deferred   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                26
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            125             1,808
                                                                                ----------        ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .     $   71,479        $   36,544
Line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         50,506            30,453
Long-term debt, excluding current maturities  . . . . . . . . . . . . . . .         14,405            14,341
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            214               248
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            192               129
                                                                                ----------        ----------
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  136,796        $   81,715
                                                                                ----------        ----------
Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized; no shares
  issued or outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .     $       --        $       --
 Common stock, no par value, 10,000,000 shares authorized; 6,173,782 and 6,128,102 shares issued and outstanding at September 30, 1996
  and March 31, 1996, respectively. . . . . . . . . . . . . . . . . . . . .         18,224            17,915
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,173            10,422
 Treasury stock, at cost, 50,057 shares   . . . . . . . . . . . . . . . . .           (527)             (527)
 Unrealized losses on investments, net of related tax effects   . . . . . .            (31)              (65)
                                                                                ----------        ----------
   Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . . .     $   30,839        $   27,745
                                                                                ----------        ----------
                                                                                $  167,635        $  109,460
                                                                                ==========        ==========

                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                     ----------------------------    --------------------------------
                                                         1996            1995            1996                 1995
                                                    ------------      -----------    -----------         ------------
Revenues:
 Contract revenue   . . . . . . . . . . . . . . .   $     28,975      $    14,083    $    49,504         $     28,556
 Product sales  . . . . . . . . . . . . . . . . .         86,150           36,647        141,063               61,763
                                                    ------------      -----------    -----------         ------------
                                                         115,125           50,730        190,567               90,319
Direct costs:
 Contract costs   . . . . . . . . . . . . . . . .         19,125            6,805         30,073               14,375
 Cost of product sales  . . . . . . . . . . . . .         75,553           32,080        123,332               53,143
                                                    ------------      -----------    -----------         ------------
                                                          94,678           38,885        153,405               67,518
Indirect, general and administrative
 expenses   . . . . . . . . . . . . . . . . . . .         15,366            8,665         29,437               17,692
Amortization and other operating costs, net . . .            501              373            949                  584
                                                    ------------      -----------     ----------         ------------
                                                         110,545           47,923        183,791               85,794
Operating income  . . . . . . . . . . . . . . . .          4,580            2,807          6,776                4,525

Interest expense  . . . . . . . . . . . . . . . .         (1,643)            (598)        (2,909)              (1,151)
Equity in earnings of affiliate . . . . . . . . .            663               --          1,060                   --
                                                    ------------      -----------    -----------         ------------

Income before income taxes  . . . . . . . . . . .          3,600            2,209          4,927                3,374

Provision for income taxes  . . . . . . . . . . .          1,606              914          2,176                1,408
                                                    ------------      -----------    -----------         ------------

Net income  . . . . . . . . . . . . . . . . . . .   $      1,994      $     1,295    $     2,751         $      1,966
                                                    ============      ===========    ===========         ============

Earnings per common and common
 equivalent share   . . . . . . . . . . . . . . .   $       0.31      $      0.21    $     0.43          $       0.32
                                                    ============      ===========    ==========          ============

Weighted average shares of common stock
 and common stock equivalents   . . . . . . . . .          6,418            6,208          6,371                6,196
                                                    ============      ===========    ===========         ============





                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     --------------------------
                                                                                        1996            1995
                                                                                     -----------    -----------
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     2,751     $  1,966
Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .            1,752          743
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (60)          68
 Reserves for accounts receivable and inventory   . . . . . . . . . . . . . . .            1,223          123
 Loss on sale of property and equipment   . . . . . . . . . . . . . . . . . . .               11            8
 Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
  (Increase) decrease in restricted cash  . . . . . . . . . . . . . . . . . . .               47           --
  (Increase) decrease in receivables  . . . . . . . . . . . . . . . . . . . . .          (40,946)     (14,792)
  (Increase) decrease in inventory  . . . . . . . . . . . . . . . . . . . . . .          (13,670)      (3,399)
  (Increase) decrease in prepaids and other   . . . . . . . . . . . . . . . . .           (4,938)       2,107
  (Increase) decrease in other assets   . . . . . . . . . . . . . . . . . . . .             (203)         (99)
  Increase (decrease) in accounts payable   . . . . . . . . . . . . . . . . . .           34,463        6,054
  Increase (decrease) in accrued expenses   . . . . . . . . . . . . . . . . . .            2,223          132
  Increase (decrease) in other liabilities  . . . . . . . . . . . . . . . . . .           (1,122)        (247)
  Increase (decrease) in income taxes currently payable   . . . . . . . . . . .             (553)         907
                                                                                     -----------    ---------
   Net cash used in operating activities  . . . . . . . . . . . . . . . . . . .      $   (19,022)   $  (6,429)
                                                                                     -----------    ---------
Cash flows from investing activities:
 Purchases of investments   . . . . . . . . . . . . . . . . . . . . . . . . . .             (200)          --
 Purchase of note receivable  . . . . . . . . . . . . . . . . . . . . . . . . .             (300)          --
 Purchases of property and equipment  . . . . . . . . . . . . . . . . . . . . .             (442)        (317)
 Capitalized product development costs  . . . . . . . . . . . . . . . . . . . .             (297)          --
                                                                                     -----------    ---------
   Net cash used in investing activities  . . . . . . . . . . . . . . . . . . .      $    (1,239)   $    (317)
                                                                                     -----------    ---------
Cash flows from financing activities:
 Net advances under lines of credit   . . . . . . . . . . . . . . . . . . . . .           20,053        7,903
 Principal payments on long-term debt   . . . . . . . . . . . . . . . . . . . .              (73)        (679)
 Payment of debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . .              (28)          --
 Proceeds from the issuance of common stock   . . . . . . . . . . . . . . . . .              309          352
                                                                                     -----------    ---------
   Net cash provided by financing activities  . . . . . . . . . . . . . . . . .      $    20,261    $   7,576
                                                                                     -----------    ---------
   Effect of exchange rate changes on cash  . . . . . . . . . . . . . . . . . .      $        --    $      88
                                                                                     -----------    ---------
Increase (decrease) in unrestricted cash and equivalents  . . . . . . . . . . .               --          918

Unrestricted cash and equivalents, beginning of period  . . . . . . . . . . . .               --        1,236
                                                                                     -----------    ---------
Unrestricted cash and equivalents, end of period  . . . . . . . . . . . . . . .      $        --    $   2,154
                                                                                     ===========    =========



                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)



1.       BASIS OF PRESENTATION

         The consolidated interim financial statements included herein have been prepared by BTG, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996. The results of operations for the six-month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1997.



2.       COMMON STOCK OFFERING

         On October 24, 1996, the Company filed a registration statement with the SEC for the purpose of registering 2,012,500 shares of common stock for sale to the public.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         BTG, Inc. and subsidiaries (the "Company") is an information technology company providing complete solutions to a broad range of the complex systems and product needs of the United States Government and its agencies and departments (the "Government") and other commercial and state and local government clients. The Company's operations are conducted by its three strategic business units: Systems Engineering and Integration and Network Systems, the revenues of which constitute the Company's contract revenues, and Technology Systems, the revenues of which constitute the Company's product sales. The Company's common stock is quoted on the NASDAQ National Market under the symbol "BTGI".

         The Company's revenues are derived from both contract activities and product sales. Contract revenue is typically less seasonal than product sales but fluctuates month-to-month based on contract delivery schedules. Contract revenue is characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Year-to-year increases in contract revenue have generally resulted from increases in volume, driven by additional work requirements under Government contracts, rather than price increases, which are generally limited to escalation factors of 3-4% on direct labor costs. Product sales tend to be seasonal, with the Company's second and third fiscal quarters typically accounting for the greatest proportion of revenues each year. Product sales are characterized by higher direct costs than contract revenue; however, indirect expenses associated with product sales are generally lower in comparison. Year-to-year increases in product sales have generally been driven by higher volumes as opposed to price increases, because hardware and software product prices tend to decline over time as the technology ages and some segments of the Company's products business are subject to intense price competition.

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

RESULTS OF OPERATIONS

         The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase in such items:

                                                                                          % PERIOD-TO-PERIOD
                                                  PERCENTAGE OF REVENUE                   INCREASE OF DOLLARS
                                        ----------------------------------------  ----------------------------------------
                                                                                   THREE MONTHS           SIX MONTHS
                                      THREE MONTHS ENDED      SIX MONTHS ENDED      ENDED SEPT.           ENDED SEPT.
                                          SEPTEMBER 30,          SEPTEMBER 30,        30, 1996             30, 1996
                                      -------------------     -----------------     COMPARED TO          COMPARED TO
                                                                                    THREE MONTHS          SIX MONTHS
                                                                                    ENDED SEPT.           ENDED SEPT.
                                       1996         1995        1996     1995         30, 1995              30, 1995
                                       ----         ----        ----     ----   --------------------     ---------------
Revenue:
  Contract revenue  . . . . . .          25.2%     27.8%        26.0%    31.6%          105.7%                73.4%
  Product sales   . . . . . . .         74 .8      72.2         74.0     68.4           135.1                128.4
    Total revenue   . . . . . .        100 .0     100.0        100.0    100.0           126.9                111.0
Direct costs:
  Contract costs (as a % of
    contract revenue)   . . . .          66.0      48.3         60.7     50.3           181.0                109.2
  Cost of product sales (as a %
    of product sales)   . . . .          87.7      87.5         87.4     86.0           135.5                132.1
    Total direct costs (as a %
      of total revenue)   . . .          82.2      76.7         80.5     74.8           143.5                127.2
Indirect, general and
  administrative expenses  . .           13.3      17.1         15.4     19.6            77.3                 66.4
Amortization and other
  operating costs, net    . . .            .4        .7           .5       .6            34.3                 62.5
Operating income  . . . . . . .          4 .0       5.5          3.6      5.0            63.2                 49.7
Interest expense  . . . . . . .          1 .4       1.2          1.5      1.3           174.7                152.7
Equity in earnings of
  affiliate . . . . . . . . . .            .6      ---            .6     ---            100.0                100.0
Income before income taxes  . .          3 .1       4.4          2.6      3.7            63.0                 46.0
Provision for income taxes  . .          1 .4       1.8          1.2      1.5            75.7                 54.5
Net income  . . . . . . . . . .          1 .7       2.6          1.4      2.2            54.0                 39.9


  Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995

         Revenues for the three months ended September 30, 1996 increased by $64.4 million, or 126.9%, from the three months ended September 30, 1995. Of this increase, $14.9 million was attributable to contract revenue, and $49.5 million was attributable to product sales. The increase in contract revenue in the three months ended September 30, 1996 was primarily due to $4.2 million of revenue recognized under contracts acquired in connection with the acquisition of CAI in October 1995; $7.8 million of revenue recognized under the Company's Integration for Command, Control, Communications, Computers and Intelligence ("IC4I") contract which was awarded to the Company in November 1995; and an aggregate $2.9 million in net increases under a variety of other contracts. The increase in product sales was primarily due to approximately $27.3 million of revenue generated under a variety of sales vehicles acquired in connection with the acquisition of CAI; $34.2 million of revenue resulting from sales under the Company's National Institutes of Health ("NIH") electronic computer store contract vehicle; and $5.2 million in increased sales under General Services Administration ("GSA") Schedule contracts, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts. These increases were offset by a decrease of approximately $11.3 million in sales from purchase contracts under the Company's Basic Ordering Agreement with the North Atlantic Treaty Organization ("NATO BOA") and a decrease of approximately $2.0 million in orders fulfilled under the Systems Acquisition Support Services ("SASS") contract; and $3.9 million in net decreased revenues under a variety of other sales vehicles. In the three months ended September 30, 1996, approximately 90.5% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 88.4% in the three months ended September 30, 1995.

         Direct costs, expressed as a percentage of total revenue, increased from 76.7% in the three months ended September 30, 1995 to 82.2% in the three months ended September 30, 1996, reflecting the increased proportion of total revenues derived from product sales, which typically have higher direct costs than do revenues generated from service contracts. Contract costs as a percentage of contract revenue increased from 48.3% in the three months ended September 30, 1995 to 66.0% in the three months ended September 30, 1996, primarily as a result of revenues generated from the IC4I contract and from contracts acquired in connection with the acquisition of CAI. Both the IC4I contract and the contracts acquired from the acquisition of CAI require higher levels of material purchases and/or subcontractor involvement than does BTG's historical contract base, which has a more labor intensive, higher gross margin profile. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Cost of product sales as a percentage of product sales remained relatively constant from 87.5% in the three months ended September 30, 1995 to 87.7% in the three months ended September 30, 1996.

         Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended September 30, 1996 increased by $6.7 million, or 77.3%, from the same period in 1995. The increase was due primarily to indirect expenses incurred by CAI, which were not included in the three months ended September 30, 1995 since CAI was not acquired until October 1995, as well as from an increase in the overall volume of business as compared to the comparable period of the prior year. Expressed as a percentage of total revenues, indirect, general and administrative expenses decreased for the three months ended September 30, 1996 to 13.3% from 17.1% in the three months ended September 30, 1995. This decrease is reflective of both the significant growth in revenue generated from product sales, which typically requires less infrastructure support than does contract revenue, and the acquisition of CAI, which has historically required a relatively lower level of indirect costs to support its revenues.

         Amortization and other operating costs, which include both amortization expense associated with goodwill and other intangible assets and other operating expenses which are non-reimbursable under Government contracts, increased by $128,000 in the three months ended September 30, 1996 as compared with the comparable period of the prior year. This increase is primarily attributable to the amortization expense associated with the goodwill and other intangible assets created as a result of the acquisition of CAI in October 1995.

         Interest expense for the three months ended September 30, 1996 increased by $1.1 million, or 174.7%, from the comparable period of the prior year. This increase was due in large part to the significant growth in revenue during the three months ended September 30, 1996 as compared with the comparable period of the prior year, as well as the higher volume of product orders projected for the quarterly period ending December 31, 1996, both of which have resulted in higher receivable, inventory and prepaid expense balances, thereby resulting in higher levels of required financing under the Company's line of credit. In addition, higher interest costs were incurred during the three months ended September 30, 1996 due to interest paid on borrowings related to the Company's acquisition of CAI in October 1995.

         Equity in earnings of affiliate was $663,000 during the three months ended September 30, 1996, and resulted from the Company's interest in an unincorporated joint venture. The joint venture entity, which is with an unrelated company, was created for the purpose of performing under a specific contract and was acquired by the Company in connection with its acquisition of CAI.

         The Company's effective tax rate increased from 41.4% for the three months ended September 30, 1995 to 44.6% for the three months ended September 30, 1996. This increase is primarily attributable to the additional goodwill and intangible asset amortization expense associated with the acquisition of CAI, which is not deductible for income tax purposes.

Net income for the three months ended September 30, 1996 increased by $699,000, or 54.0%, from the three months ended September 30, 1995, due to the reasons discussed above.

Six Months Ended September 30, 1996 Compared With Six Months Ended September 30, 1995

         Revenues for the six months ended September 30, 1996 increased by $100.2 million, or 111.0%, from the six months ended September 30, 1995. Of this increase, $20.9 million was attributable to contract revenue, and $79.3 million was attributable to product sales. The increase in contract revenue in the six months ended September 30, 1996 was primarily due to $10.3 million of revenue recognized under contracts acquired in connection with the acquisition of CAI; $7.9 million of revenue recognized under the Company's IC4I contract; and an aggregate $2.7 million in net increases under a variety of other contracts. The increase in product sales was primarily due to approximately $44.4 million of revenue generated under a variety of sales vehicles acquired in connection with the acquisition of CAI; $47.1 million of revenue resulting from sales under the Company's electronic computer store contract with NIH; $11.8 million in increased sales under GSA Schedule contracts, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts; and $200,000 in net increased revenues under a variety of other sales vehicles. These increases were offset by a decrease of approximately $23.3 million in sales from purchase contracts under the Company's NATO BOA and a decrease of approximately $900,000 in orders fulfilled under the SASS contract. In the six months ended September 30, 1996, approximately 89.6% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 89.4% in the six months ended September 30, 1995.

         Direct costs, expressed as a percentage of total revenue, increased from 74.8% in the six months ended September 30, 1995 to 80.5% in the six months ended September 30, 1996, reflecting the increased proportion of total revenues derived from product sales, which typically have higher direct costs than do revenues generated from service contracts. Contract costs as a percentage of contract revenue increased from 50.3% in the six months ended September 30, 1995 to 60.7% in the six months ended September 30, 1996, primarily as a result of revenues generated from the IC4I contract and from contracts acquired in connection with the acquisition of CAI. Both the IC4I contract and the contracts acquired from the acquisition of CAI require higher levels of material purchases and/or subcontractor involvement than does BTG's historical contract base, which has a more labor intensive, higher gross margin profile. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Cost of product sales as a percentage of product sales increased from 86.0% in the six months ended September 30, 1995 to 87.4% in the six months ended September 30, 1996. This reflects the different mix of products sold during the six months ended September 30, 1996 as compared to the comparable period of the prior year.

         Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the six months ended September 30, 1996 increased by $11.7 million, or 66.4%, from the same period in 1995. The increase was due primarily to indirect expenses incurred by CAI, which were not included in the six months ended September 30, 1995, as well as from an increase in the overall volume of business as compared to the comparable period of the prior year. Expressed as a percentage of total revenues, indirect, general and administrative expenses decreased for the six months ended September 30, 1996 to 15.4% from 19.6% in the six months ended September 30, 1995. This decrease reflects both the significant growth in revenue generated from product sales, which typically requires less infrastructure support than does contract revenue, and the acquisition of CAI, which has historically required a relatively lower level of indirect costs to support its revenues.

         Amortization and other operating costs, which include amortization expense associated with goodwill and other intangible assets and other operating expenses which are non-reimbursable under Government contracts, increased by $365,000, or 62.5%, for the six months ended September 30, 1996 as compared with the same period in the previous year. This increase is primarily attributable to the amortization expense associated with the goodwill and other intangible assets created as a result of the acquisition of CAI.

         Interest expense for the six months ended September 30, 1996 increased by $1.8 million, or 152.7%, from the comparable period of the prior year. This increase was due in large part to the significant growth in revenue during the six months ended September 30, 1996 as compared with the comparable period of the prior year, as well as the higher volume of product orders projected for the quarterly period ending December 31, 1996, both of which have resulted in higher receivable, inventory and prepaid expense balances, thereby resulting in higher levels of required financing under the Company's line of credit. In addition, higher interest costs were incurred during the six months ended September 30, 1996 due to interest paid on borrowings related to the Company's acquisition of CAI, and the higher interest rate associated with the senior subordinated notes issued by the Company in February 1996.

         Equity in earnings of affiliate was $1.1 million during the six months ended September 30, 1996, and resulted from the Company's interest in an unincorporated joint venture. The joint venture entity, which is with an unrelated company, was created for the purpose of performing under a specific contract and was acquired by the Company in connection with its acquisition of CAI.

         The Company's effective tax rate increased from 41.7% for the six months ended September 30, 1995 to 44.2% for the six months ended September 30, 1996. This increase is primarily attributable to additional goodwill and intangible asset amortization expense associated with the acquisition of CAI, which is not deductible for income tax purposes.

         Net income for the six months ended September 30, 1996 increased by $785,000, or 39.9%, from the six months ended September 30, 1995, due to the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash of approximately $19.0 million was used in operating activities during the six months ended September 30, 1996. This net use of cash largely resulted from a significant increase in accounts receivable, which was due to the revenue growth experienced by the Company during the six months ended September 30, 1996 as compared with the comparable period of the prior year. In addition, increases in both inventory and prepaid expenses contributed to the net use of cash in the six months ended September 30, 1996, offset by increases in accounts payable and accrued expenses.

         Investing activities used cash of approximately $1.2 million during the six months ended September 30, 1996. This was largely the result of a $200,000 investment made in WheelGroup Corporation ("WheelGroup"), which is primarily involved in network security products and services, and a $300,000 convertible note purchased from WheelGroup. In addition, the Company invested cash of approximately $442,000 in the purchase of office and computer-related equipment for use in the performance of contracts and for increased efficiency in the Company's administration.

         The Company also invested cash of approximately $297,000 in the development of software products designed for use by the Company's newly-formed subsidiary, Community Networks, Inc. ("CNI"). CNI was formed by the Company for the purpose of providing local communities with high-speed Internet access, specialized intranets, and electronic commerce capability.

         During the six months ended September 30, 1996, the Company's financing activities provided cash of approximately $20.3 million, resulting primarily from $20.1 million in increased borrowings under the Company's revolving line of credit used to fund working capital needs. As of September 30, 1996, working capital was $71.4 million, compared to $47.9 million at March 31, 1996. This increase is primarily due to the significant increase in the volume of business during the six months ended September 30, 1996, which resulted in significantly higher accounts receivable balances. At September 30, 1996, the Company had approximately $9.5 million available for borrowing under its revolving line of credit facility. On October 1, 1996, the revolving line of credit facility was amended to increase the ceiling for available borrowings to $85.0 million through March 31, 1997 and $65.0 million thereafter.

         In October 1996, the Company entered into an agreement with a financing organization to borrow up to $15.0 million to finance inventory purchases. Borrowings under this credit facility are secured by all of the Company's inventory. The lenders of both the revolving credit facility and the senior subordinated notes have approved this inventory financing facility, subject to the condition that the maximum amount of outstanding debt under this facility and the revolving line of credit facility not exceed $90.0 million.

         On October 24, 1996, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of registering 2,012,500 shares of common stock for sale to the public. Of this amount, 1,912,500 shares, including 242,500 shares associated with a 30-day over-allotment granted to the Underwriters, represent new shares being offered by the Company. The Company believes that funds available under its line of credit facility and the net proceeds from its common stock offering will be sufficient to fund the Company's working capital and capital expenditure requirements for the foreseeable future.

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

ITEM 4.    SUBMISSION OF MATTERS TO SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on August 14, 1996, the following proposals were adopted by the margins indicated:

         1.      To elect three nominees for Director:


                                    For                     Withheld Authority
                                    ---                     ------------------
         Ruth M. Davis            5,725,984                       23,153
         Raymond T. Tate          5,727,549                       21,593
         Alan G. Merten           5,729,609                       19,533



         The following Directors continued their terms of office: Edward H. Bersoff, James V. Kimsey, Ronald L. Turner, and Donald M. Wallach.

         2.      To approve the Company's Directors Stock Option Plan:

             For                                             3,314,290
             Against                                           280,774
             Abstain                                            75,646
             Broker Non-Votes                                2,078,432

         3.      To approve amendments to the Company's Employee Stock Purchase
                 Plan:

             For                                             3,561,309
             Against                                            72,119
             Abstain                                            16,340
             Broker Non-Votes                                2,099,374

         4.      To approve an amendment to the Company's Employee Stock Option
                 Plan:

             For                                             3,410,345
             Against                                           221,483
             Abstain                                            17,940
             Broker Non-Votes                                2,099,374

         5. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1997:

             For                                             5,733,982
             Against                                             4,073
             Abstain                                            11,087
             Broker Non-Votes                                       --


ITEM 5.    OTHER INFORMATION

         No information to report.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         A.  EXHIBITS

         The following exhibits are either filed with this Report or are incorporated herein by reference:

         3.1 Amended and Restated Articles of Incorporation of BTG, Inc. (incorporated by reference to exhibit 3.2 to BTG, Inc.'s registration statement on Form S-1 (File No. 33-85854)).

         3.2 Amended and Restated By-laws of BTG, Inc. (incorporated by reference to exhibit 3.4 to BTG, Inc.'s registration statement on Form S-1 (File No. 33-85854)).

         4.3 Specimen certificate of share of Common Stock (incorporated by reference to exhibit 4.3 to BTG, Inc.'s registration statement on Form S-8 (File No. 33-97302)).

         10.1 Third Modification, dated October 1, 1996, to Business Loan and Security Agreement, dated as of November 28, 1995, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A. (incorporated by reference to exhibit 10.1 to BTG, Inc.'s registration statement on Form S-1 (File No. 333-14767)).

         10.2 Non-Employee Director Stock Purchase Plan (incorporated by reference to exhibit 10.6 to BTG, Inc.'s registration statement on Form S-1 (File No. 333-14767)).

         10.3 Amendment, dated October 1, 1996, to Note and Warrant Purchase Agreement, dated February 16, 1996, between BTG, Inc. and Nomura Holding America, Inc. (incorporated by reference to exhibit 10.11 to BTG, Inc.'s registration statement on Form S-1 (File No. 333-14767)).

         11      Statement regarding computation of per share earnings.

         27      Financial data schedule.



         B.  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      November 14, 1996                      BTG, INC.



                                                  /s/ John M. Hughes
                                                  ----------------------------

                                                  John M. Hughes

                                                  Duly Authorized Signatory and
                                                  Chief Financial Officer

                                     EXHIBIT INDEX


Exhibit No.                              Exhibit
----------                               -------

    3.1          Amended and Restated Articles of Incorporation of BTG, Inc.
                 (incorporated by reference to exhibit 3.2 to BTG, Inc.'s registration statement on Form S-1 (File No. 33-85854)).

    3.2 Amended and Restated By-laws of BTG, Inc. (incorporated by reference to exhibit 3.4 to BTG, Inc.'s registration statement on Form S-1 (File No. 33-85854)).

    4.3 Specimen certificate of share of Common Stock (incorporated by reference to exhibit 4.3 to BTG, Inc.'s registration statement on Form S-8 (File No. 33-97302)).

    10.1 Third Modification, dated October 1, 1996, to Business Loan and Security Agreement, dated as of November 28, 1995, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A. (incorporated by reference to exhibit 10.1 to BTG, Inc.'s registration statement on Form S-1 (File No. 333-14767)).

    10.2 Non-Employee Director Stock Purchase Plan (incorporated by reference to exhibit 10.6 to BTG, Inc.'s registration statement on Form S-1 (File No. 333-14767)).

    10.3 Amendment, dated October 1, 1996, to Note and Warrant Purchase Agreement, dated February 16, 1996, between BTG, Inc. and Nomura Holding America, Inc. (incorporated by reference to exhibit 10.11 to BTG, Inc.'s registration statement on Form S-1 (File No. 333-14767)).

    11           Statement regarding computation of per share earnings.

    27           Financial data schedule.