Form 10-Q
period 1996-12-31
BTG INC /VA/
filed 1997-02-13
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    -------------
                        COMMISSION FILE NUMBER:  0-25094

                                   BTG, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              VIRGINIA                                       54-1194161
--------------------------------------            ------------------------------
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


1945 OLD GALLOWS ROAD, VIENNA, VIRGINIA                           22182
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (703) 556-6518
                                                   ----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   NO [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



   CLASS                                       OUTSTANDING AT JANUARY 31, 1997
------------                                   -------------------------------
COMMON STOCK                                               8,414,451

                                   BTG, INC.

                               INDEX TO FORM 10-Q



                                                                                    PAGE
                                                                                    NUMBER
                                                                                   --------
PART I.                  FINANCIAL INFORMATION

 Item 1.                  Financial Statements

                            Consolidated Balance Sheets, December 31, 1996 and
                               March 31, 1996                                            3

                            Consolidated Statements of Operations for the three
                               months ended December 31, 1996 and 1995 and the
                               nine months ended December 31, 1996 and 1995              4

                            Consolidated Statements of Cash Flows for the
                               nine months ended December 31, 1996 and 1995              5

                            Notes to Consolidated Financial Statements                   6


 Item 2.                 Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                       7-12


PART II.                 OTHER INFORMATION

 Item 1.                 Legal Proceedings                                               13
 Item 2.                 Changes in Securities                                           13
 Item 3.                 Defaults Upon Senior Securities                                 13
 Item 4.                 Submission of Matters to a Vote of Security Holders             13
 Item 5.                 Other Information                                               13
 Item 6.                 Exhibits and Reports on Form 8-K                                13-14


SIGNATURES                                                                               15


EXHIBIT INDEX                                                                            16


EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS                                           17

                                     - 2 -

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS



                           BTG, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                       DECEMBER 31,      MARCH 31,
                                                                           1996            1996
                                                                       ------------      ---------
ASSETS                                                                 (unaudited)
Current assets:
  Restricted cash and equivalents ..................................... $       --       $     47
  Investments, at fair value ..........................................         --            250
  Receivables, net ....................................................    108,411         69,146
  Inventory, net ......................................................     21,797          9,421
  Prepaid expenses ....................................................     12,457          5,163
  Other ...............................................................        664            466
                                                                         ---------       --------
    Total current assets .............................................. $  143,329       $ 84,493
                                                                        ----------       --------
Property and equipment, net .........................................        3,222          3,579
Goodwill, net .......................................................       16,485         17,140
Other intangible assets, net ........................................        3,156          3,119
Other ...............................................................        1,615          1,129
                                                                        ----------       --------
                                                                        $  167,807       $109,460
                                                                        ==========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ................................        220            230
  Accounts payable ....................................................     37,067         24,120
  Accrued expenses ....................................................     11,753          7,516
  Deferred income .....................................................        790          1,534
  Income taxes:
    Currently payable .................................................         --          1,310
    Deferred ..........................................................         --             26
  Other ...............................................................        256          1,808
                                                                        ----------       --------
    Total current liabilities ........................................  $   50,086       $ 36,544
Line of credit ......................................................       36,675         30,453
Long-term debt, excluding current maturities ........................       14,429         14,341
Deferred income taxes ...............................................          214            248
Other liabilities ...................................................          221            129
                                                                        ----------       --------
    Total liabilities ................................................. $  101,625       $ 81,715
                                                                        ----------       --------
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no shares
   issued or outstanding .............................................. $                $
  Common stock, no par value, 10,000,000 shares authorized; 8,396,960 and 6,128,102 shares issued and outstanding at December 31, 1996
   and March 31, 1996, respectively ...................................     51,535         17,915
  Retained earnings ...................................................     15,174         10,422
Treasury stock, at cost, 50,057 shares ..............................         (527)          (527)
Unrealized losses on investments, net of related tax effects ........           --            (65)
                                                                        ----------       --------
  Total shareholders' equity ........................................   $   66,182       $ 27,745
                                                                        ----------       --------
                                                                        $  167,807       $109,460
                                                                        ==========       ========


                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    DECEMBER 31,          DECEMBER 31,
                                                --------------------  --------------------
                                                  1996       1995       1996       1995
                                                ---------  ---------  ---------  ---------
Revenues:
  Contract revenue .............................  $  29,587  $  16,496  $  79,091  $  45,052
  Product sales ................................     89,869     46,991    230,932    108,754
                                                  ---------  ---------  ---------  ---------
                                                    119,456     63,487    310,023    153,806
Direct costs:
  Contract costs ...............................     18,479      8,821     48,552     23,196
  Cost of product sales ........................     79,869     41,507    203,201     94,650
                                                  ---------  ---------  ---------  ---------
                                                     98,348     50,328    251,753    117,846
Indirect, general and administrative
 expenses .....................................      15,770     11,441     45,207     29,133
Amortization and other operating costs, net ..          400        317      1,349        901
                                                  ---------  ---------  ---------  ---------
                                                    114,518     62,086    298,309    147,880

Operating income .............................        4,938      1,401     11,714      5,926
Interest expense .............................       (1,736)      (939)    (4,645)    (2,090)
Equity in earnings of affiliate ..............          365        135      1,425        135
                                                  ---------  ---------  ---------  ---------
Income before income taxes ...................        3,567        597      8,494      3,971
Provision for income taxes ...................        1,566        309      3,742      1,717
                                                  ---------  ---------  ---------  ---------
Net income ...................................    $   2,001  $     288  $   4,752  $   2,254
                                                  =========  =========  =========  =========

Earnings per common and common
 equivalent share .............................   $    0.28  $    0.05  $    0.72  $    0.36
                                                  =========  =========  =========  =========

Weighted average shares of common stock
 and common stock equivalents .................       7,201      6,259      6,627      6,215
                                                  =========  =========  =========  =========


                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                       NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1996       1995
                                                                      ---------  ---------
Cash flows from operating activities:
Net income .........................................................    $   4,752  $   2,254
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization ......................................      2,659      1,121
  Deferred income taxes ..............................................        (60)        13
  Reserves for accounts receivable and inventory .....................        369        179
  Loss on sale of property and equipment .............................         40         39
  Gain on sale of investments ........................................         (1)        --
Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
   (Increase) decrease in restricted cash ............................         47        (16)
   (Increase) decrease in receivables ................................    (39,503)   (15,425)
   (Increase) decrease in inventory ..................................    (12,507)      (796)
   (Increase) decrease in prepaid expenses ...........................     (7,294)     2,230
   (Increase) decrease in other assets ...............................       (109)       (86)
   Increase (decrease) in accounts payable ...........................     12,947      7,932
   Increase (decrease) in accrued expenses ...........................      4,237      2,014
   Increase (decrease) in other liabilities ..........................     (2,251)    (1,353)
   Increase (decrease) in income taxes currently payable .............     (1,310)       255
                                                                        ---------  ---------
       Net cash used in operating activities .......................    $ (37,984) $  (1,639)
                                                                        ---------  ---------
Cash flows from investing activities:
 Purchases of investments ...........................................        (275)      (362)
 Purchase of note receivable ........................................        (300)        --
 Proceeds from sale of investments ..................................         363         --
 Purchases of property and equipment ................................        (668)      (645)
 Purchases of subsidiaries, net of acquired cash ....................          --    (13,238)
 Capitalized product development costs ..............................        (726)        --
                                                                        ---------  ---------
       Net cash used in investing activities .......................     $ (1,606) $ (14,245)
                                                                        ---------  ---------
Cash flows from financing activities:
 Net advances under lines of credit .................................      6,222     16,881
 Principal payments on long-term debt ...............................        (99)    (1,415)
 Payment of debt issue costs ........................................       (153)        --
 Proceeds from the issuance of common stock, net of issuance costs ..     33,620        370
                                                                       ---------  ---------
       Net cash provided by financing activities ...................   $  39,590  $  15,836
                                                                       ---------  ---------
       Effect of exchange rate changes on cash .....................   $      --  $      71
                                                                       ---------  ---------
Increase in unrestricted cash and equivalents ......................          --         23
Unrestricted cash and equivalents, beginning of period .............          --      1,236
                                                                       ---------  ---------
Unrestricted cash and equivalents, end of period ...................   $      --  $   1,259
                                                                       =========  =========




                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Unaudited)


1. BASIS OF PRESENTATION

     The consolidated interim financial statements included herein have been prepared by BTG, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996. The results of operations for the nine-month period ended December 31, 1996, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1997.


2. COMMON STOCK OFFERING

     In November 1996, the Company completed the offering of 2,190,000 shares of its common stock at a price of $16.25 per share. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from the offering were approximately $33.1 million.

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

     The Company's revenues are derived from both contract activities and product sales. Contract revenue is typically less seasonal than product sales but fluctuates month-to-month based on contract delivery schedules. Contract revenue is typically characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Year-to-year increases in contract revenue have generally resulted from increases in volume, driven by additional work requirements under Government contracts, rather than price increases, which are generally limited to escalation factors of 3-4% on direct labor costs. Product sales tend to be seasonal, with the Company's second and third fiscal quarters typically accounting for the greatest proportion of revenues each year. Product sales are characterized by higher direct costs than contract revenue; however, indirect expenses associated with product sales are generally lower in comparison. Year-to-year increases in product sales have generally been driven by higher volumes as opposed to price increases, because hardware and software product prices tend to decline over time as the technology ages and some segments of the Company's products business are subject to intense price competition.

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

     The Company's operations during the three and nine month periods ended December 31, 1995, were significantly adversely impacted by the Government's budget impasse which occurred during the three months ended December 31, 1995 and which resulted in a partial shutdown of the Government for several weeks during such period.

RESULTS OF OPERATIONS

     The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase in such items:

                                                                                               % PERIOD-TO-PERIOD
                                                        PERCENTAGE OF REVENUE                 INCREASE OF DOLLARS
                                             ---------  ------------------------  ---------  -------------------------
                                                                                             THREE MONTHS  NINE MONTHS
                                             THREE MONTHS ENDED      NINE MONTHS ENDED       ENDED DEC.    ENDED DEC.
                                             DECEMBER 31,            DECEMBER 31,            31, 1996      31, 1996
                                             ----------------------  ----------------------  COMPARED TO  COMPARED TO
                                                                                             THREE MONTHS  NINE MONTHS
                                                                                             ENDED DEC.     ENDED DEC.
                                               1996         1995         1996       1995      31, 1995      31, 1995
                                            ---------  -----------  -----------  ---------  ------------  -----------

Revenue:
  Contract revenue ........................       24.8%        26.0%        25.5%      29.3%         79.4%        75.6%
  Product sales ...........................       75.2         74.0         74.5       70.7          91.2        112.3
     Total revenue ........................      100.0        100.0        100.0      100.0          88.2        101.6
Direct costs:
  Contract costs (as a % of
     contract revenue) ....................       62.5         53.5         61.4       51.5         109.5        109.3
  Cost of product sales (as a %
     of product sales) ....................       88.9         88.3         88.0       87.0          92.4        114.7
     Total direct costs (as a %
        of total revenue) .................       82.3         79.3         81.2       76.6          95.4        113.6
Indirect, general and administrative
  expenses ................................       13.2         18.0         14.6       18.9          37.8         55.2
Amortization and other operating costs, net         .3           .5           .4         .6          26.2         49.7
Operating income ..........................        4.1          2.2          3.8        3.9         252.5         97.7
Interest expense ..........................        1.5          1.5          1.5        1.4          84.9        122.2
Equity in earnings of affiliate ...........         .3           .2           .5         .1         170.4        955.6
Income before income taxes ................        3.0           .9          2.7        2.6         497.5        113.9
Provision for income taxes ................        1.3           .5          1.2        1.1         406.8        117.9
Net income ................................        1.7           .4          1.5        1.5         594.8        110.8


Three Months Ended December 31, 1996 Compared With Three Months Ended December 31, 1995

     Revenues for the three months ended December 31, 1996 increased by $56.0 million, or 88.2%, from the three months ended December 31, 1995. Of this increase, $13.1 million was attributable to contract revenue, and $42.9 million was attributable to product sales. The increase in contract revenue in the three months ended December 31, 1996 was primarily due to $1.1 million of revenue recognized under contracts acquired in connection with the acquisition of CAI in October 1995, $5.6 million of revenue recognized under the Company's Integration for Command, Control, Communications, Computers and Intelligence ("IC4I") contract which was awarded to the Company in November 1995, a $2.0 million contract sale of certain Internet browser products, $1.8 million of revenue from a variety of commercial services contracts, and an aggregate $2.6 million in net increases under a variety of other contracts. The increase in product sales was primarily due to approximately $15.8 million of revenue generated under a variety of sales vehicles acquired in connection with the acquisition of CAI, $28.8 million resulting from sales under the Company's electronic computer store contract with the National Institutes of Health ("NIH"), and an increase of $8.6 million in orders fulfilled under the Systems Acquisition Support Services ("SASS") contract. These increases were offset by a decrease of approximately $5.0 million in sales from purchase contracts under the Company's Basic Ordering Agreement with the North Atlantic Treaty Organization ("NATO BOA"), $2.2 million in decreased sales under General Services Administration ("GSA") Schedule contracts, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts, and $3.1 million in net decreased revenues under a variety of other sales vehicles. In the three months ended December 31, 1996, approximately 90.7% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 90.4% in the three months ended December 31, 1995.

     Direct costs, expressed as a percentage of total revenue, increased from 79.3% in the three months ended December 31, 1995 to 82.3% in the three months ended December 31, 1996, reflecting the increased proportion of total revenues derived from product sales, which typically have higher direct costs than do revenues generated from service contracts. Contract costs as a percentage of contract revenue increased from 53.5% in the three months ended December 31, 1995 to 62.5% in the three months ended December 31, 1996, primarily as a result of revenues generated from the IC4I contract, the nature of which requires higher levels of material purchases and/or subcontractor involvement than does BTG's historical contract base, which has a more labor intensive, higher gross margin profile. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Cost of product sales as a percentage of product sales increased from 88.3% in the three months ended December 31, 1995 to 88.9% in the three months ended December 31, 1996. This increase is reflective of the different mix of hardware and software products sold during the three months ended December 31, 1996 as compared with the comparable period of the prior year.

     Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended December 31, 1996 increased by $4.3 million, or 37.8%, from the same period in 1995. The increase was due primarily to an increase in the overall volume of business as compared to the comparable period of the prior year, as well as from costs associated with the Company's investment in its newly-formed subsidiary, Community Networks, Inc. ("CNI"). Expressed as a percentage of total revenues, indirect, general and administrative expenses decreased for the three months ended December 31, 1996 to 13.2% from 18.0% in the three months ended December 31, 1995. This decrease is reflective of both the significant growth in revenue generated from product sales, which typically requires less infrastructure support than does contract revenue, the inclusion of the IC4I contract, which requires a relatively lower level of indirect costs to support its revenues, and certain non-recurring indirect costs incurred during the three months ended December 31, 1995 which resulted from the partial shutdown of the Government during that period.

     Amortization and other operating costs, which include both amortization expense associated with goodwill and other intangible assets and other operating expenses which are non-reimbursable under Government contracts, increased by $83,000 in the three months ended December 31, 1996 as compared with the comparable period of the prior year. This increase is principally attributable to the additional amortization expense associated with goodwill and other intangible assets created as a result of subsidiary acquisitions.

     Interest expense for the three months ended December 31, 1996 increased by $797,000, or 84.9%, from the comparable period of the prior year. This increase was due in large part to the significant growth in revenue during the three months ended December 31, 1996 as compared with the comparable period of the prior year, which resulted in higher receivable, inventory and prepaid expense balances, thereby resulting in higher levels of required financing under the Company's line of credit. In addition, higher interest costs were incurred during the three months ended December 31, 1996 due to the higher interest rate associated with the senior subordinated notes issued by the Company in February 1996.

     Equity in earnings of affiliate was $365,000 during the three months ended December 31, 1996 and resulted from the Company's interest in an unincorporated joint venture. The joint venture entity, which is with an unrelated company, was created for the purpose of performing under a specific contract and was acquired by the Company in connection with its acquisition of CAI.

     The Company's effective tax rate decreased from 51.8% for the three months ended December 31, 1995 to 43.9% for the three months ended December 31, 1996. The effective tax rate for the three months ended December 31, 1995 was unusually high due to the significantly lower than anticipated pre-tax income level, resulting primarily from the Government shutdown during that period, coupled with the increased non-deductible amortization expenses resulting from the acquisition of CAI.


     Net income for the three months ended December 31, 1996 increased by $1.7 million, or 594.8%, from the three months ended December 31, 1995, due to the reasons discussed above.


Nine Months Ended December 31, 1996 Compared With Nine Months Ended December 31, 1995

     Revenues for the nine months ended December 31, 1996 increased by $156.2 million, or 101.6%, from the nine months ended December 31, 1995. Of this increase, $34.0 million was attributable to contract revenue, and $122.2 million was attributable to product sales. The increase in contract revenue in the nine months ended December 31, 1996 was primarily due to $11.4 million of revenue recognized under contracts acquired in connection with the acquisition of CAI, $13.6 million of revenue recognized under the Company's IC4I contract, $2.2 million of revenue resulting from a new contract with the Federal Aviation Administration, a $2.0 million contract sale of certain Internet browser products, and an aggregate $4.8 million in net increases under a variety of other contracts. The increase in product sales was primarily due to $58.1 million of revenue generated under a variety of sales vehicles acquired in connection with the acquisition of CAI; $75.8 million of revenue resulting from sales under the Company's electronic computer store contract with the NIH; $9.6 million in increased sales under GSA Schedule contracts, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts; and an increase of $7.6 million in orders fulfilled under the SASS contract. These increases were offset by a decrease of approximately $28.3 million in sales from purchase contracts under the Company's NATO BOA; and $0.6 million in net decreased revenues under a variety of other sales vehicles. In the nine months ended December 31, 1996, approximately 90.0% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 91.5% in the nine months ended December 31, 1995.

     Direct costs, expressed as a percentage of total revenue, increased from 76.6% in the nine months ended December 31, 1995 to 81.2% in the nine months ended December 31, 1996, reflecting the increased proportion of total revenues derived from product sales, which typically have higher direct costs than do revenues generated from service contracts. Contract costs as a percentage of contract revenue increased from 51.5% in the nine months ended December 31, 1995 to 61.4% in the nine months ended December 31, 1996, primarily as a result of revenues generated from the IC4I contract and from contracts acquired in connection with the acquisition of CAI. Both the IC4I contract and the contracts acquired from the acquisition of CAI require higher levels of material purchases and/or subcontractor involvement than does BTG's historical contract base, which has a more labor intensive, higher gross margin profile. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Cost of product sales as a percentage of product sales increased from 87.0% in the nine months ended December 31, 1995 to 88.0% in the nine months ended December 31, 1996. This reflects the different mix of hardware and software products sold during the nine months ended December 31, 1996 as compared to the comparable period of the prior year.

     Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the nine months ended December 31, 1996 increased by $16.1 million, or 55.2%, from the same period in 1995. The increase was due primarily to an increase in the overall volume of business as compared to the comparable period of the prior year, as well as to indirect expenses incurred by CAI, which was acquired in October 1995, and indirect expenses associated with the Company's investment in its newly-formed subsidiary, CNI. Expressed as a percentage of total revenues, indirect, general and administrative expenses decreased for the nine months ended December 31, 1996 to 14.6% from 18.9% in the nine months ended December 31, 1995. This decrease reflects the significant growth in revenue generated from product sales, which typically require less infrastructure support than does contract revenue, the acquisition of CAI, which has historically required a relatively lower level of indirect costs to support its revenues, the inclusion of the IC4I contract, which requires minimal infrastructure support and did not generate significant revenue in the nine months ended December 31, 1995, and certain non-recurring indirect costs incurred during the nine months ended December 31, 1995 which resulted from the partial shutdown of the Government.

     Amortization and other operating costs, which include amortization expense associated with goodwill and other intangible assets and other operating expenses which are non-reimbursable under Government contracts, increased by $448,000, or 49.7%, for the nine months ended December 31, 1996 as compared with the same period in the previous year. This increase is primarily attributable to the amortization expense associated with the goodwill and other intangible assets created as a result of the acquisition of CAI.

     Interest expense for the nine months ended December 31, 1996 increased by $2.6 million, or 122.2%, from the comparable period of the prior year. This increase was due in large part to the significant growth in revenue during the nine months ended December 31, 1996 as compared with the comparable period of the prior year, which has resulted in higher receivable, inventory and prepaid expense balances, thereby resulting in higher levels of required financing under the Company's line of credit. In addition, higher interest costs were incurred during the nine months ended December 31, 1996 due to interest paid on borrowings related to the Company's acquisition of CAI, and the higher interest rate associated with the senior subordinated notes issued by the Company in February 1996.

     Equity in earnings of affiliate, which are derived from the Company's interest in an unincorporated joint venture, increased by $1.3 million during the nine months ended December 31, 1996, as compared with the comparable period of the prior year. The joint venture entity, which is with an unrelated company, was created for the purpose of performing under a specific contract and was acquired by the Company in connection with its acquisition of CAI. The significant increase in income from the prior year is primarily attributable to the fact that the Company acquired its interest in the joint venture entity in October 1995.

     The Company's effective tax rate increased from 43.2% for the nine months ended December 31, 1995 to 44.1% for the nine months ended December 31, 1996. This increase is primarily attributable to additional goodwill and intangible asset amortization expense associated with the acquisition of CAI, which is not deductible for income tax purposes.

     Net income for the nine months ended December 31, 1996 increased by $2.5 million, or 110.8%, from the nine months ended December 31, 1995, due to the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash of approximately $38.0 million was used in operating activities during the nine months ended December 31, 1996. This net use of cash largely resulted from a significant increase in accounts receivable, which was due to the revenue growth experienced by the Company during the nine months ended December 31, 1996 as compared with the comparable period of the prior year. In addition, increases in both inventory and prepaid expenses contributed to the net use of cash in the nine months ended December 31, 1996, offset by increases in accounts payable and accrued expenses.

     Investing activities used cash of approximately $1.6 million during the nine months ended December 31, 1996. This was largely the result of a $200,000 investment made in WheelGroup Corporation ("WheelGroup"), which is primarily involved in network security products and services; a $300,000 convertible note purchased from WheelGroup; and $668,000 of cash invested in the purchase of office and computer-related equipment for use in the performance of contracts and for
increased efficiency in the Company's administration.   These activities were
offset by the receipt of $363,000 of proceeds resulting from the sale of investments.

     The Company also invested cash of approximately $726,000 in the development of software products designed for use by the Company's newly-formed subsidiary, CNI. CNI was formed by the Company for the purpose of providing local communities with high-speed Internet access, specialized intranets, and electronic commerce capability. Certain of CNI's internally-developed software products are currently in the beta test stage of development.

     During the nine months ended December 31, 1996, the Company's financing activities provided cash of approximately $39.6 million. Such amount is principally reflective of both the $33.1 million in net proceeds resulting from the Company's follow-on common stock offering and additional net borrowings of $6.2 million under the Company's line of credit facility. As of December 31, 1996, working capital was $93.2 million, compared to $47.9 million at March 31, 1996. This increase is primarily due to the significant increase in the volume of business during the nine months ended December 31, 1996, which resulted in significantly higher accounts receivable balances. At December 31, 1996, the Company had approximately $37.6 million available for borrowing under its line of credit facility.

     On October 1, 1996, the Company's line of credit facility was amended to increase the ceiling for available borrowings to $85.0 million through March 31, 1997, and $65.0 million thereafter.

     On October 31, 1996, the Company entered into an agreement with Deutsche Financial Services Corporation ("DFS") under which it can borrow up to $15.0 million to finance inventory purchases. Borrowings under this inventory financing facility are secured by all of the Company's inventory. The interest rate and other finance charges on each advance under this facility are set by mutual agreement of the parties based on the particular item of inventory being financed, the availability of vendor discounts, prevailing economic conditions, DFS' floor planning volume with the Company and its vendors, and certain other economic factors. The lenders of both the line of credit facility and the senior subordinated notes have approved this inventory financing facility, subject to the condition that the maximum amount of outstanding debt under this facility and the line of credit facility not exceed $90.0 million in the aggregate. Outstanding advances to the Company at December 31, 1996 totaled $186,000.

     The Company believes that funds available under its line of credit and inventory financing facilities will be sufficient to fund the Company's working capital and capital expenditure needs for at least the next 12 months.

PART II.     OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


      There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the business of the Company or any subsidiary.

ITEM 2.   CHANGES IN SECURITIES

      During the three month period ended December 31, 1996, the Company issued 17,248 shares of common stock that were not registered under the Securities Act of 1933 ("Unregistered Shares"), pursuant to the BTG 1990 Incentive Stock Option Plan as follows: (i) 24 employees exercised options to buy 12,459 Unregistered Shares at $3.00 per share; (ii) ten employees exercised options to acquire 4,008 Unregistered Shares at $3.25 per share; and (iii) five employees exercised options to acquire 781 Unregistered Shares at $3.45 per share.


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

      10.4 Agreement for Wholesale financing dated October 31, 1996 between BTG, Inc. and Deutsche Financial Services Corporation (incorporated by reference to exhibit 10.12 to BTG, Inc.'s registration statement on Form S-1 (File No. 333-14767)).

      11   Statement regarding computation of per share earnings.

      27   Financial data schedule.


      B.   REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 13, 1997               BTG, INC.

                                       /s/ John M. Hughes
                                       -----------------------------
                                       John M. Hughes
                                       Duly Authorized Signatory and
                                       Chief Financial Officer

                                 EXHIBIT INDEX


 Exhibit No.                        Exhibit
 -----------                        -------

   3.1 Amended and Restated Articles of Incorporation of BTG, Inc. (incorporated by reference to exhibit 3.2 to BTG, Inc.'s registration statement on Form S-1 (File No. 33-85854)).

   3.2 Amended and Restated By-laws of BTG, Inc. (incorporated by reference to exhibit 3.4 to BTG, Inc.'s registration statement on Form S-1 (File No. 33-85854)).

   4.1 Specimen certificate of share of Common Stock (incorporated by reference to exhibit 4.3 to BTG, Inc.'s registration statement on Form S-8 (File No. 33-97302)).

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

   10.4 Agreement for Wholesale Financing dated October 31, 1996 between
        BTG, Inc. and Deutsche Financial Services Corporation (incorporated by reference to exhibit 10.12 to BTG, Inc.'s registration statement on Form S-1 (File No. 333-14767)).

   11   Statement regarding computation of per share earnings.

   27   Financial data schedule.