Form 10-K
period 1997-03-31
BTG INC /VA/
filed 1997-06-30
CIK 932279

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-25094

                                   BTG, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   VIRGINIA                                      54-1194161
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
  3877 FAIRFAX RIDGE ROAD, FAIRFAX, VIRGINIA                     22030-7448
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 383-8000.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                (Not applicable)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the closing price of the registrant's common stock as of June 17, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is $88,804,202 *.

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                              Class: Common Stock.

                Outstanding at June 17, 1997: 8,507,922 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART II: PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

PART III: PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON SEPTEMBER 17, 1997.
---------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.
================================================================================

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     BTG, Inc. ("BTG" or the "Company") is an information technology company providing complete solutions to a broad range of complex systems and product needs of the United States Government and its agencies and departments (the "Government"), state and local governments and commercial clients. The Company provides systems development, integration, engineering and network design, implementation and security expertise services (its "Systems Business"). In addition, the Company resells computer hardware, software and integrated systems (its "Product Reselling Business"). Through acquisitions, internal growth and successful contract awards, the Company has increased its participation as a significant provider of information technology solutions to the Government. The Company intends to continue to expand and diversify its Government client base and to pursue other opportunities for commercial application of its expertise. For fiscal years 1997 and 1996, the Company's revenues were $400.0 million and $213.6 million, respectively, and its net income was $4.3 million and $3.0 million respectively.

     BTG was formed in 1982 by Dr. Edward H. Bersoff to provide systems engineering and software development services to the defense intelligence community. During the 1980s, the Company primarily focused on the development of operational prototyping techniques for software development and software configuration management for its Government customers. In June 1992, the Company acquired BDS, Inc. ("BDS"), a value-added reseller of computer software and hardware and a provider of integrated information systems. The acquisition of BDS complemented the Company's then-existing systems development, engineering and integration services business by providing access to a broad array of high-end, commercial off-the-shelf ("COTS") software and hardware products. In July 1994, the Company acquired Advanced Computer Technology, Inc., a value-added reseller of software and hardware and a seller of high-performance computers under its own trade name. In November 1994, the Company acquired Delta Research Corporation, a software developer and systems integrator focused on project planning, cost controls and environmental engineering, primarily for the Government. In October 1995, the Company acquired Concept Automation, Inc. of America ("CAI"), which was primarily involved in the integration, sale and maintenance of electronic data processing equipment and related support services principally to both civilian agencies of the Government and certain commercial entities. These strategic acquisitions, combined with the Company's internal growth from existing operations, have enhanced the Company's presence in the markets it serves and have led BTG to become a single source for customers who need start-to-finish technology solutions. Subsequent to its fiscal year ended March 31, 1997, the Company announced that it has acquired Nations, Inc., a privately held software and systems engineering company headquartered in Tinton Falls, New Jersey, for approximately $10.0 million in cash.

     The Company's headquarters and executive offices are located at 3877 Fairfax Ridge Road, Fairfax, Virginia 22030-7448, and its telephone number is
(703) 383-8000.

INDUSTRY BACKGROUND

     Since the mid- to late 1980s, the Government, like many corporate organizations, has increasingly adopted computer networking technology to interconnect personal computers into resource-sharing work groups referred to as local area networks ("LANs"). In recent years, there has been an increasing demand in the information technology industry for open systems approaches designed to create interoperability among COTS computer software and hardware products manufactured by different suppliers. In addition, concerns over excessive development costs and the rapid pace of technological change have led both Government and commercial customers to demand more flexible systems created by adapting readily-available COTS software and hardware, rather than systems that have been built to customized specifications.

     The Government information technology market is generally characterized by highly structured procurement rules and procedures, large contracts, a relatively long sales cycle (often several years), significant barriers to entry, and low collection risks. In addition, many contracts in the defense and intelligence areas require high-level security clearances.

     Since the late 1980s, the Government has made use of fewer, but larger-scale procurements to meet its information technology requirements, requiring companies to have greater financial and technical resources in order to participate in competitive bids. This has necessitated increased use of teaming agreements among several firms in order to fulfill the requirements of the larger procurements, which have typically been awarded as indefinite delivery-indefinite quantity ("IDIQ") type contracts. Increasingly, such IDIQ awards have been made to more than one team which has resulted in post-award competition for contract orders. See "Government Contracts -- Negotiated Procurement Contracts."

     The 1990s marked the emergence of rapidly developing Internet/intranet technologies. Although information technologies, such as ARPANET, secure data transmissions, and data encryption have long been in use in the military intelligence arena, recent technological advancements in computer hardware and software technology have now made such applications economically viable for use by private companies. This has given rise to the need for specialized expertise in the areas of local and wide area network design and installation, network management and operation, and network security, all using new and complex information technology hardware and software products.

COMPANY OPERATIONS

     The Company has organized its business into two principal areas: the Systems Business and the Product Reselling Business. Overall, the Systems Business accounted for approximately 27.5% and 31.4% of total revenues in fiscal 1997 and 1996, respectively, while the Product Reselling Business accounted for approximately 72.5% and 68.6% of total revenues during such periods.

  The Systems Business

     At the beginning of fiscal 1997, the Company organized the Systems Business into two strategic units: the Systems Engineering Business Unit and the Integration and Network Systems Business Unit. The Systems Engineering Business Unit is generally engaged in system development, integration and engineering activities primarily for defense oriented applications. The Integration and Network Systems Business Unit is generally engaged in network development, document imaging and electronic data interchange activities primarily for non-defense oriented applications.

     Systems Engineering Business Unit. The Systems Engineering Business Unit designs, develops and integrates command, control, communications and intelligence systems that provide open, modular computer-based solutions for specific military applications, including information warfare. Through this business unit, the Company provides competitive and rapidly accessible solutions to its clients using either COTS software and hardware from multiple providers or custom-built systems.

     The Company has specific expertise in data assimilation and correlation applications, that is, the technique of accepting, processing, correlating, displaying and analyzing electronic data from land-, sea-, air-, and space-based sensors, so it can be rapidly evaluated. The Company's systems give a coherent picture of the available electronic information, as well as the means to share such information. The Company has developed both tactical systems, which allow users to act upon intelligence data immediately, and analytical systems, which permit the use of data for evaluation and planning purposes. These types of systems have been used in a variety of military settings, including operations in the Middle East, Somalia, Bosnia, and Korea, for tracking troop movements and other intelligence functions.

     Integration and Network Systems Business Unit. The Integration and Network Systems Business Unit focuses on the adaptation of the Systems Business expertise to non-defense oriented applications and seeks to leverage the Systems Business expertise with the procurement capabilities of the Product Reselling Business. The Company uses its specialized expertise to develop custom networks and Websites, to provide innovative document storage and retrieval services, and to create Electronic Data Interchanges ("EDI"s) to help its clients implement inventory programs.

THE PRODUCT RESELLING BUSINESS

     Technology Systems Business Unit. As a product reseller of computer hardware, software and integrated systems, the Company, through its Technology Systems Business Unit, provides clients with advanced technology products in the areas of enterprise networking, the UNIX operating system environment, data storage, image processing and high-performance client/servers. The Company emphasizes open architecture and widely accepted industry standards in identifying specific products to be used in clients' systems. The Company sells directly to the Government and to systems integrators and prime contractors selling to the Government market.

     A significant percentage of the Company's revenues (52.0% in fiscal 1997 and 41.3% in fiscal 1996) is derived from product sales to the Government under a variety of agency-specific IDIQ contracts. Another significant percentage (13.1% in fiscal 1997 and 19.4% in fiscal 1996) of the Company's revenue is derived from sales to the Government under the General Services Administration ("GSA") Schedule, either directly from the Company's GSA Schedule contracts (the "GSA Schedules") or from sales to other prime contractors with GSA Schedule contracts. See "Government Contracts -- The GSA Schedules." GSA Schedule contracts permit the Company to offer over 40,000 products from more than 100 suppliers.

     In order to complement its ability to provide complete solutions to its customers, the Company's Product Reselling Business assembles and sells a line of high-performance Intel-based computers under its own BTG trade name. The BTG line includes different models with a variety of microprocessors, memory configurations and other features. The BTG systems range in base price from $1,000 to $20,000, although with customized features the price can be significantly higher. The BTG systems offer Microsoft's Windows and Windows NT operating systems, with access to thousands of COTS software applications. Approximately 3.7% and 4.2% of total revenues in fiscal 1997 and 1996, respectively, were obtained from sales of products carrying the BTG trade name.

CUSTOMERS AND CUSTOMER SUPPORT

     The Company derives a substantial portion of its revenues from contracts with various agencies of the Government, including all four armed forces, the Defense Intelligence Agency ("DIA"), the GSA, the National Security Agency ("NSA"), and many of the civilian Government agencies such as the Environmental Protection Agency, and the Departments of Treasury and Education. Under its Basic Ordering Agreement ("BOA") with the North Atlantic Treaty Organization ("NATO"), the Company has sold services and products to member countries and agencies of NATO. In addition, the Company has performed projects for, or supplied computer hardware, software and integrated systems to, a number of commercial customers, as well as several state and local governments. As of March 31, 1997, the Company was performing on over 175 active Government contracts, with a total contract capacity (including option periods) in excess of $1.0 billion. See "-- Backlog."

     In fiscal 1997 and 1996, the Company derived approximately 89% and 90% of revenues, respectively, from Government contracts. The following table sets forth the Company's estimates of the sources of its revenues in the last two fiscal years:

                                                                        FISCAL YEAR ENDED
                                                                            MARCH 31,
                                                                        -----------------
                                                                        1997         1996
                                                                        ----         ----
                                                                           (% OF TOTAL
                                                                            REVENUES)
    DoD -- armed forces.............................................    26.9%        31.3%
    DoD -- national security agencies...............................     6.5          8.7
    NATO............................................................     0.9         15.2
    GSA (including BTG customers with GSA Schedule sales)...........    13.1         19.4
    Other civilian agencies.........................................    41.6         15.2
    Commercial customers, state and local governments, and other....    11.0         10.2

     The Company offers its customers a full range of support services for the systems it develops. Each of the Company's project teams strives to understand thoroughly the environment of the end user of its systems. Members of the team work with customers throughout each project to ensure that the Company's solutions are fully responsive to the customer's requirements. The Company stresses on-time performance and provides rapid support and backup, by telephone hotline and in person, to systems in use throughout the world.

     The Company's revenues are highly dependent on the Government's demand for the products and services offered by the Company. Changes in the structure, composition and/or buying patterns of the Government could affect the Company's future operations.

TEAMING RELATIONSHIPS

     The Company maintains teaming relationships with major Government contractors, including Hughes Data Systems, Lockheed Martin Corporation, UNISYS, Inc., EDS Corporation, and UUNET in order to bid on and participate in a greater number of increasingly large and complex procurement projects. Teaming relationships have enabled BTG to secure several government contracts recently including the GSA's CINEMA program, which was awarded in April 1997 to a team comprised of BTG, as the prime contractor, and Sterling Commerce and UUNET. The CINEMA program requires the BTG team to provide Internet access, electronic mail and electronic commerce services for the entire Government. The contract has a base period of two years with options to extend the contract for an additional three years and a potential contract capacity of $600 million. Of this amount, the Company believes that the potential value to BTG is approximately $200 million over five years.

SALES AND MARKETING

     Within its Systems Business, the Company's marketing activities are largely conducted by senior management and its own professional staff of engineers, analysts and other personnel. Within its Product Reselling Business, the Company employs approximately 115 marketing and sales personnel, of whom eight are primarily engaged in marketing activities and 107 are primarily engaged in sales. Marketing personnel design and direct the Company's market research, telemarketing and direct mail campaigns, and oversee product management efforts. The Company's marketing personnel also plan and implement Company-sponsored catalogues and seminars, advertising in specialty trade publications and participation in major trade shows. The Company provides training to its sales force on various government procurement processes and technical features of the products and services it offers. All sales personnel have been trained on, and have on-line access to, the Company's computerized system for maintaining price, product availability, bid, ordering and order-status information. The Company believes its sales and marketing efforts also benefit from its retail sales outlet located in the Pentagon.

GOVERNMENT CONTRACTS

     Approximately 89% and 90% of the Company's total revenues in fiscal 1997 and 1996, respectively, were derived from business performed under the following two types of Government contracts: (i) contracts obtained through a negotiated procurement process and (ii) GSA Schedule contracts. The Company's activities within its Systems Business are generally performed under contracts obtained through negotiated procurements, while the Company's product reselling activities are generally performed under both negotiated procurement contracts (IDIQ type) and GSA Schedule contracts.

     Government contracts are generally subject to a number of inherent risks including, for example, the Government's right to terminate contracts for convenience as well as for default, the uncertainty of Government funding, the right of the Government not to exercise option years under contracts, the adjustment of costs and revenue by Government auditors, the shutdown or partial shutdown of selected Government agencies, and protests by unsuccessful offerors. Prior to fiscal 1996, the Company had not been materially affected by the foregoing risks. In the latter half of fiscal 1996, however, the Company's operations were adversely affected by the Government's budget impasse which resulted in the partial shutdown of the Government for several weeks during the third and fourth quarters of the Company's fiscal year. The

Company believes this partial shutdown had a negative impact on its operations for two primary reasons: (i) the Government's delay in purchasing the Company's products, which resulted in the loss of incremental profit that otherwise would have been earned during the shutdown and (ii) the higher indirect costs experienced as a result of compensation paid to employees who were unable to work under active Government contracts for which funding was delayed. In addition, the processing of Government payments was delayed by the shutdowns. This resulted in the Company having to carry its outstanding receivable accounts for longer periods of time which, in turn, meant higher interest costs. The extent of any impact on the Company's results of operations, financial position, or liquidity resulting from possible future shutdowns cannot be predicted at this time.

  Negotiated Procurement Contracts

     Negotiated procurement contracts include cost-reimbursement contracts (both cost-plus-fixed-fee and cost-plus-award-fee), time and materials contracts, fixed-price contracts and IDIQ contracts. Fiscal 1997 and 1996 revenues (including non-Government revenues) derived under negotiated procurement contracts were as follows by contract type:

                                                             FISCAL YEAR ENDED MARCH 31,
                                                      ------------------------------------------
                                                             1997                   1996
                                                      -------------------    -------------------
                                                                (DOLLARS IN THOUSANDS)
                                                      REVENUE     PERCENT    REVENUE     PERCENT
                                                      --------    -------    --------    -------
    Cost-reimbursement.............................   $ 31,287      10.3%    $ 32,249      20.8%
    Time and materials.............................     18,410       6.1        5,515       3.5
    Fixed-price....................................     13,771       4.5       19,695      12.7
    IDIQ *.........................................    239,988      79.1       97,657      63.0
                                                      --------    -------    --------    -------
                                                      $303,456     100.0%    $155,116     100.0%
                                                      ========     =====     ========     =====

---------------
* Approximately $31.9 million and $9.6 million of total Company revenues in fiscal 1997 and 1996, respectively, were generated under IDIQ-type, negotiated procurement contracts which were primarily service-oriented. Approximately $208.1 million and $88.1 million of total Company revenues in fiscal 1997 and 1996, respectively, were generated under IDIQ-type, negotiated procurement contracts which were primarily product-oriented.

     Cost-plus-fixed-fee contracts provide for the reimbursement of incurred costs during contract performance, to the extent that such costs are allowable and allocable, and the payment of a fixed fee. The size of such fees as a proportion of the contract value is limited by law. Cost-plus-award-fee contracts typically provide for the reimbursement of costs with a base fee and an additional fee that is based upon a periodic evaluation of the contractor's performance against specified criteria. Under time and materials contracts, the contractor agrees to provide, at a fixed hourly rate, certain categories of labor that satisfy established education and experience qualifications. To the extent a contractor's costs differ from the fixed hourly rate, the contractor realizes all of the benefit or detriment resulting from decreases or increases in the cost of performing the work. Under fixed-price contracts, the contractor agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the cost of performing the work.

     Under typical IDIQ contracts, the contractor agrees to provide specific products and related services at specified unit prices. These contracts, which are often awarded for large-scale Government purchases of computer hardware, software and integrated systems, are typically awarded through a formal competitive bid process. The periods of performance for IDIQ contracts typically span a number of years. Under IDIQ contracts, the Government is under no obligation to make purchases at levels approved under the contract. As part of the Government mandate to streamline procurement procedures, agencies are awarding IDIQ contracts to multiple parties. Each winner then has an opportunity to provide the types of products and services described in the contract. The agency typically buys from the most competitive contractor without going through additional formal procurement procedures. IDIQ contracts are often subject to modification as products included in original contract specifications are replaced with new technology. Generally, the Company has had a record of profitability on its time and materials, fixed-price, and IDIQ type contracts.

  The GSA Schedules

     Approximately 13.1% and 19.4% of the Company's revenue in fiscal 1997 and 1996, respectively, were derived from sales pursuant to both the GSA Schedules held by the Company during those periods and from sales to other prime contractors of the Government with GSA Schedule contracts. The Company is one of the ten largest GSA Schedule holders and holds three GSA Schedule contracts: one GSA Schedule A contract for turnkey and large systems products; one GSA Schedule B/C contract for microcomputers, software and peripheral equipment; and one GSA Schedule E contract for electronic commerce, electronic data interchange, automated procurement systems and BTG services. GSA Schedule contracts are negotiated by the GSA, which is the central procurement agency of the executive branch of the Government. Although Government agencies are not required to purchase products under GSA Schedule contracts, these contracts provide Government agencies with an efficient and cost-effective means for buying relatively small dollar amounts of commercial products, often with dramatically reduced paperwork. Government agencies may purchase goods under these contracts with funds from their own agency budgets at predetermined prices, terms and conditions.

     GSA Schedule contracts are awarded on the basis of a number of factors, the most important of which are compliance with applicable regulations and the prices of the products to be sold. Any number of competing suppliers may be awarded a GSA Schedule contract for a given product. GSA Schedule contracts require that each bidder must either be the manufacturer of the product covered by the contract or furnish a letter from the manufacturer committing to provide the bidder with the product for the period of the GSA Schedule contract. Products may be added to a GSA Schedule contract during its term with the consent of both the contractor and Government, but only if the manufacturer of each product added is already represented on such Schedule contract. In April 1996, the Company's GSA Schedule B/C was awarded for a three-year term ending on March 31, 1999. The GSA Schedule E contract has a nominal term from April 1 to March 31 each year, and GSA Schedule A contracts have a nominal term from October 1 to September 30 each year. However, actual awards often occur several weeks or even months after the relevant end date of the contract. The Company has not experienced any difficulty in obtaining annual renewal of its GSA Schedule contracts.

     At the time of initial award, prices to the end users under the Company's GSA Schedule contracts are set for the duration of the contract at a specified level or at specified levels varying over time. In addition, under certain circumstances, BTG is required under the terms of its GSA Schedule contracts to pass on any savings, resulting from supplier discounts, or other price reductions, to the Government in the form of corresponding price reductions. Furthermore, the GSA Schedule contracts do not have pre-set delivery schedules or minimum purchase levels. The uncertainties related to future contract performance costs, quantities to be shipped and dates of delivery make it difficult to predict the future sales and profits, if any, that may result from such contracts.

THE PROCUREMENT PROCESS

     The Company's contracts department prepares bids on procurements and advises Company personnel on a wide variety of technical and practical issues relating to the procurement process. It is involved in evaluating bid opportunities, identifying key products or services needed to respond to solicitations, negotiating favorable agreements with suppliers and co-contractors, preparing written responses to the solicitation document, meeting all mandatory technical requirements and, in general, successfully processing the proposal effort from initial submission to post-award implementation. This department also monitors compliance with relevant procurement regulations and keeps abreast of changes in such regulations. The Company believes its experience in the procurement process enables it to effectively identify realistic procurement opportunities and to manage resources cost-effectively in the pursuit of a variety of procurement opportunities.

SUPPLIERS

     The Company devotes significant resources to establishing and maintaining relationships with its suppliers. The Company offers its suppliers a number of opportunities to expand their sales to the Government market, including access to the Government market through numerous diverse contracts, relief from compliance costs of procurement regulations for selling directly to the Government market, lower costs for selling and marketing programs, elimination of billing and collection costs related to the Government market, and participation in product services, including numerous Government-specific marketing programs and end-user technical support.

     The terms of the Company's agreements with its suppliers vary widely, but typically permit the Company to purchase products for resale for use by the Government. Most of the Company's supplier agreements do not require the Company to purchase any specified quantities of product. The Company typically requires suppliers acting under its Government contracts to provide the Company with supply and price protection for the duration of such contracts. Other than supplier agreements under Government contracts, the Company's supplier agreements are typically terminable by the supplier on short notice, at will or immediately upon default by the Company. These supplier agreements also typically permit the Company to return previous product purchases at no charge, for a specified restocking fee, and/or in exchange for other products of the supplier. The Company also purchases some products from independent distributors.

     Suppliers provide the Company with incentives in the form of discounts, rebates, credits, inventory financing programs and cooperative advertising and market development funds. In accordance with the terms of its Government contracts, the Company provides periodic reporting of pertinent supplier contract terms and conditions to Government contracting officials. A reduction in or discontinuance of these incentives or significant delays in receiving reimbursements could materially adversely affect the Company.

     As a product reseller, the Company must continue to obtain products at competitive prices from leading suppliers in order to provide a centralized source of price-competitive products for its customers and to be awarded new Government contracts and Government orders under its existing IDIQ contracts. Although most of the Company's suppliers currently do not sell their products under their own GSA Schedule contracts, one or more may elect to apply for its own GSA Schedule contract and may sell their products at lower end-user selling prices than those the Company currently offers or could profitably offer. Although the Company believes its relationships with its key suppliers to be good, a decision by one or more to sell directly to the Government (especially if at significantly lower prices than the Company), to sell their products to the Company's competitors on more favorable terms than to the Company, to allow additional resellers to represent their products on a GSA Schedule contract, to restrict or terminate the Company's rights to sell their products, or to restrict their products from being carried on a GSA Schedule contract, could have a material adverse affect on the Company.

BACKLOG

     The Company's total contract backlog is only a portion of total contract capacity (i.e., the maximum amount that the Government can purchase under its contracts with the Company) and represents management's estimate of the aggregate revenues that will be earned by the Company over the life of all of its contracts, including option periods. Because many of BTG's contracts are multi-year contracts and contracts with option years, total contract backlog represents revenues expected to be realized over a number of years into the future. The Company's estimated total contract backlog as of March 31, 1997 and 1996 was $1.0 billion and $788 million, respectively. The Company estimates that the CINEMA contract, awarded in April 1997, increased the Company's total contract backlog by approximately $200 million. Because total contract backlog is based on management's estimate as to the future potential of existing contracts, there can be no assurance that all of such backlog will be recognized as revenue.

     Because the Government operates under annual appropriations, agencies of the Government typically fund contracts on an incremental basis. Accordingly, only a portion of the Company's total contract backlog is "funded". Funded backlog consists of the aggregate dollar portion of contracts that is currently appropriated by Government customers and allocated to contracts by the purchasing Government agencies or otherwise allocated for payment by customers upon completion of specified work. The Company estimates that as of March 31, 1997 and 1996, its funded contract backlog was $48.2 million and $36.0 million, respectively.

     Funded backlog generally varies depending on procurement and funding cycles and other factors beyond the Company's control. Accordingly, period-to-period comparisons are difficult and not necessarily indicative of any future trends in revenues. Moreover, the unfunded backlog cannot be relied upon as an indicator of future contract revenue because there is no assurance that the unfunded portion will be funded. Finally, the Government's ability to select multiple winners under IDIQ contracts, as well as its right to limit orders to any particular awardee, mean that there is no assurance that unfunded contract backlog will result in actual orders.

     The preceding information, regarding contract backlog and future revenues to be derived therefrom, is forward-looking and is subject to certain risks and uncertainties including, but not limited to, a dependence on the continued funding of Government programs and contract procurements and the risk of contract termination.

COMPETITION

     In seeking to provide a broad range of services and products that address the complete information technology needs of its customers, the Company participates, to varying degrees, in multiple segments of the information technology market, including markets for systems engineering, development and integration services and for the sale of products and component parts. Within each segment, the Company competes against different firms of varying sizes, with different specializations and skills. Each of the market segments in which the Company operates is competitive. The number and size of competitors vary among operating groups and within the individual divisions of each group. Frequently, the number and identity of competitors vary even from program to program within a given business area. Many of the Company's competitors are significantly larger and have greater financial resources than the Company. Some of these competitors are a part of large, diversified companies that have access to the financial resources of their parent companies. In the Product Reselling Business, the Company competes with certain computer manufacturers who sell directly to the Government market, as well as a number of systems integrators, resellers and distributors.

     The Company believes that the principal competitive factors in the Systems Business are technical understanding, management capability, past contract performance, personnel qualifications and price. In the Product Reselling Business, the Company believes that price is the most important competitive factor. During its recent history, the Company has been very successful in winning new and repeat contract awards in its Product Reselling Business and in the exercise of contract option years in its Systems Business, both of which the Company believes are attributable to the strength of its past contract performance and its competitive prices. Further, the Company's senior management team has an extensive number of years of industry-specific technical and managerial experience. As a result, the Company believes that it competes favorably on each of the principal competitive factors within both its Systems and Product Reselling Businesses.

     Government contracts are periodically subjected to the competitive bidding process, and the Company generally has been successful in retaining its incumbent business. In addition, a significant number of the opportunities the Company pursues are large dollar value procurements. In such cases, in order to enhance its ability to compete, the Company will often team or joint venture with one or more firms possessing complementary technical skills, which firms may be competitors of the Company in other procurements.

CERTAIN REGULATORY MATTERS

     The nature of the Company's business subjects the Company to various regulatory restrictions and limitations, including those set forth below.

     Security Clearances. Many of the Company's Government contracts require the Company to maintain facility security clearances complying with DoD requirements, including its four Sensitive Compartmented Information Facilities ("SCIFs") for the performance of classified work under its contracts. The Company believes that it is in compliance with these requirements. As of March 31, 1997, approximately 35% of the Company's employees possessed secret or top secret security clearances, which are required for the performance of certain of the Company's contracts. The Company has never had a contract terminated for security reasons.

     Government Contract Audits and Investigations. Government contractors are commonly subject to various audits and investigations by Government agencies. Among the agencies that oversee or enforce contract performance are the Defense Contract Audit Agency ("DCAA"), the Inspectors General of the various departments, the Defense Criminal Investigative Service, the GAO and the Department of Justice. These audits and investigations involve a review of a contractor's performance on its contracts, as well as its pricing practices, costs and compliance with applicable laws, regulations and standards. The DCAA generally audits cost-reimbursable contracts to verify that costs have been properly charged to the Government. Final audits by the DCAA have been completed for the Company's fiscal years through 1994. The Company has not experienced any material adverse effects as a result of these completed audits. Management does not expect the completion of future audits on open years 1995 through 1997 to have a material adverse effect on the Company's consolidated financial position.

     One of the Company's significant contracts was audited during fiscal 1996 by the Inspector General of the Government agency involved. The Company was notified that the customer was seeking to recover approximately $156,000 as a result of the audit. The Company disagrees with certain of the claims made under the audit and intends to vigorously defend its position through the appeals process.

     Export Regulations. United States law and regulations issued by various agencies of the Government, including but not limited to the Department of Commerce, the Department of the Treasury and the Department of State, restrict and regulate the export of technology as well as goods and commodities provided by United States businesses to controlled foreign subsidiaries and affiliates. The Company is subject to certain of these regulations with respect to technology developed by the Company which is sold to non-US customers (other than NATO agencies).

EMPLOYEES

     As of March 31, 1997 the Company employed 1,168 employees, 897 of whom were technical/managerial staff, 156 of whom were administrative staff and 115 of whom were engaged in sales and marketing. The Company believes that it is competitive in hiring and retaining qualified personnel. The Company's ability to remain competitive will be based in large measure upon its ability to recruit and train qualified personnel. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good and has not experienced any significant labor problems.

EXECUTIVE OFFICERS

     Following is a biographical summary of the experience of the current executive officers of the Company:

          Edward H. Bersoff has served as BTG's President, Chief Executive Officer and Chairman of the Board of Directors since the Company's founding in 1982. From 1975 until 1982, he was employed by CTEC Corporation ("CTEC"), a provider of systems integration services, serving first as Vice President, then Executive Vice President, and later as President. Previously, he was employed by Logicon, Inc., a provider of advanced technology systems and services to national security, civil and industrial clients, and the National Aeronautics and Space Administration, in Cambridge, Massachusetts. Dr. Bersoff has over 28 years of experience in intelligence system development, software, quality assurance, configuration management, corporate management and management of software product design, development, implementation and maintenance. Dr. Bersoff serves as a director of Phillips Business Information, Inc., a publishing firm. He is the husband of Marilynn D. Bersoff.

          John M. Hughes has served as Vice President and Chief Financial Officer of BTG since 1992 and is currently Senior Vice President and Chief Financial Officer. From 1974 to 1992 he held various positions at ManTech International Corporation ("ManTech"), a professional and technical services company, where he served most recently as Senior Vice President and Corporate Treasurer. His primary responsibilities at ManTech included business development, strategic planning and implementation. His role at BTG is to provide financial management and direct strategic support for BTG's growth through internal strategy, financing alternatives and acquisitions. Mr. Hughes has 24 years of experience in the financial operations and management of technology growth companies.

          Marilynn D. Bersoff has served as Vice President and Secretary of BTG since 1993 and is currently Senior Vice President of Administration and Corporate Secretary. She also served as Secretary of BTG from 1982 to 1987 and as Secretary and Treasurer from 1987 to 1993. She was employed by CTEC from 1978 to 1982 and by a data transmission company prior to CTEC. As Corporate Secretary, Ms. Bersoff works with the Company's Board of Directors and is responsible for maintenance of the corporate records. As Senior Vice President of Administration, she is responsible for legal, human resources, office automation, security, and facilities functions within the Company. Ms. Bersoff has over 20 years of experience in administration, management and technical support. She is the wife of Edward
     H. Bersoff.

          Clifton Y. Bumgardner has served as a Vice President of BTG since 1982 and is currently Senior Vice President and Chief Technical Officer. His primary responsibility is research and development and technical assistance on large proposal efforts. He has been with BTG since the founding of the Company in 1982. He has over 23 years of experience in systems development, integration and engineering. Previously, he was manager of software development and later Vice President of CTEC.

          John Littley, III has served as Vice President, Corporate Development, in charge of developing new business opportunities, since April 1994 and is currently Senior Vice President, Corporate Development. In this capacity, he performs corporate oversight of several significant Government contract proposals and contracts. He served as Director of Corporate Development for the Company from September 1993 to April 1994. Between 1991 and 1993 he was Vice President of Corporate Development for SEA, Inc., a computer engineering firm. Mr. Littley originally joined the Company in 1982, and has served in a variety of other positions, including Director of Advanced Programs, Director of Engineering Services and Director of Systems Development. In addition, Mr. Littley currently serves as the acting General Manager for the Company's Technology Systems Business Unit.

          Randall C. Fuerst has served as a Vice President of BTG since 1991 and is currently Senior Vice President and General Manager of the Company's Systems Engineering Business Unit. Mr. Fuerst has been with BTG since 1982 and has served in a variety of positions with the Company including Program Manager, Tactical Programs Division Director, and Group Manager of Engineering and Development. He has over 17 years of experience in complex systems development, integration and world-wide systems support. Previously, Mr. Fuerst worked at CTEC, Inc., where he was manager of fielded systems support.

          Leland R. Phipps is currently Senior Vice President and General Manager of the Company's Integration and Network Systems Business Unit. Prior to joining BTG in October 1995, Mr. Phipps was an owner and corporate officer of Concept Automation, Inc., where he had been employed since 1982. While at CAI, Mr. Phipps served in a variety of management positions including President and Chief Operating Officer from 1989 to 1995. In addition, he currently is a director for two privately-held companies. He has over 15 years of general management, finance, marketing, operational and technical development experience in the information technology industry.

ITEM 2. PROPERTIES

     The Company leases all of the offices and facilities used in connection with its operations, which comprise approximately 430,000 square feet at various sites located in 13 states, the District of Columbia and Europe. The following table sets forth information relating to the significant offices and facilities currently leased by the Company (1):

                           APPROXIMATE
       LOCATION           SQUARE FOOTAGE           EXPIRATION OF LEASE(S)
----------------------    --------------     -----------------------------------
Fairfax, Virginia             210,000        November 2010
Chantilly, Virginia            95,000        March 2002
San Diego, California          30,000        October 1999
Niceville, Florida             18,000(2)     April and July 1998, December 1998
                                               and February 2003

---------------
(1) The Company consolidated much of its Washington, D.C. area facilities in March and April 1997. Data for the prior leased facilities, which leases expired in March and April 1997, is not included in the above information.

(2) This property is held under four leases.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of BTG shareholders during the fourth quarter of the fiscal year ended March 31, 1997.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is publicly traded on the Nasdaq National Market under the symbol "BTGI". The stock has been publicly traded since December 1994. The high and low sale prices per share of common stock for each quarter of fiscal 1997 and 1996 are as follows:

                              QUARTER ENDED                               HIGH        LOW
    ------------------------------------------------------------------   -------    -------
    FY 1997:
         June 30, 1996................................................   $15.250    $ 9.250
         September 30, 1996...........................................    15.750     11.500
         December 31, 1996............................................    27.250     14.000
         March 31, 1997...............................................    27.375     17.500
    FY 1996:
         June 30, 1995................................................   $10.000    $ 7.750
         September 30, 1995...........................................    11.750      8.375
         December 31, 1995............................................    15.000      8.875
         March 31, 1996...............................................    11.875      8.750

     The Company has never paid cash dividends and is currently prohibited from doing so under its debt agreements. It is the present policy of the Company to retain earnings to finance the growth and development of its business, and therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

     The Company has authorized 10,000,000 shares of common stock and 1,000,000 shares of preferred stock. At March 31, 1997, 8,443,844 shares of common stock were outstanding. No preferred shares have been issued. The Company had approximately 850 shareholders of record on March 31, 1997.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 1997, are derived from the consolidated financial statements of BTG, Inc. and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of March 31, 1997 and 1996, and for each of the years in the three-year period ended March 31, 1997, and the report thereon, are included in the BTG Incorporated 1997 Annual Report (the "1997 Annual Report") and are incorporated herein by reference under Item 8. "Financial Statements and Supplementary Data."

                                                            FISCAL YEAR ENDED MARCH 31,
                                              -------------------------------------------------------
                                                1997      1996(4)     1995(4)       1994      1993(4)
                                              --------    --------    --------    --------    -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Contract revenue......................   $109,817    $ 67,014    $ 46,130    $ 35,509    $32,071
     Product sales.........................    290,216     146,544     109,859      68,045     24,436
                                              --------    --------    --------    --------    -------
                                               400,033     213,558     155,989     103,554     56,507
Direct costs:
     Contract costs........................     66,665      35,577      23,046      17,287     15,838
     Cost of product sales.................    254,823     128,070      95,585      60,276     20,978
                                              --------    --------    --------    --------    -------
                                               321,488     163,647     118,631      77,563     36,816
Indirect, general and administrative
  expenses.................................     64,587      40,827      29,388      20,858     16,864
Amortization and other operating costs,
  net......................................      1,916       1,595       1,070         905        342
                                              --------    --------    --------    --------    -------
                                               387,991     206,069     149,089      99,326     54,022
Operating income...........................     12,042       7,489       6,900       4,228      2,485
Interest expense...........................     (6,107)     (3,045)     (1,362)       (817)      (555)
Equity in earnings of affiliate(1).........      1,887         792          --          --         --
Other income...............................        107          --          --          --         --
                                              --------    --------    --------    --------    -------
Income before income taxes.................      7,929       5,236       5,538       3,411      1,930
Provision for income taxes.................      3,658       2,282       2,406       1,593        737
                                              --------    --------    --------    --------    -------
Net income.................................   $  4,271    $  2,954    $  3,132    $  1,818    $ 1,193
                                              ========    ========    ========    ========    =======
Earnings per share(2)......................   $   0.60    $   0.47    $   0.60    $   0.38    $  0.25
                                              ========    ========    ========    ========    =======
Weighted average shares of common stock and
  common stock equivalents.................      7,141       6,233       5,196       4,774      4,756
                                              ========    ========    ========    ========    =======
BALANCE SHEET DATA:
Cash and equivalents.......................   $     --    $     47    $  1,267    $  1,182    $   454
Receivables, net...........................     99,017      69,146      44,677      35,331     15,153
Inventory, net.............................     16,716       9,421       6,327       2,685      3,289
Working capital(3).........................     83,551      47,949      13,125       4,441      2,393
Total assets...............................    156,080     109,460      72,309      48,142     27,271
Lines of credit............................     30,021      30,453      23,419      11,993      5,843
Shareholders' equity.......................     66,245      27,745      23,039      10,877      9,518

---------------
(1) Equity in earnings of affiliate in fiscal 1997 and 1996 relates to the Company's 49% interest in an unincorporated joint venture which is accounted for using the equity method. See Note 12 of Notes to the Consolidated Financial Statements included in the Company's 1997 Annual Report and incorporated herein by reference under Item 8. "Financial Statements and Supplementary Data." The audited financial statements of the unincorporated joint venture for its fiscal year ended December 31, 1996 are included as
    Exhibit 99.2.

(2) Fully diluted earnings per share are substantially the same as primary earnings per share for the years presented. The Company has never declared or paid cash dividends on its capital stock and no cash dividends are presently contemplated.

(3) The significant increase in working capital from March 31, 1995 to March 31, 1996 is primarily attributable to a new line of credit facility, which was entered into during fiscal 1996, and to the senior subordinated notes issued by the Company in February 1996, both of which represent noncurrent debt. Borrowings under the Company's previous line of credit facility were of a short-term nature.

(4) In fiscal 1993, the Company acquired all the outstanding common stock of BDS, Inc. In fiscal 1995, the Company acquired all of the outstanding common stock of Advanced Computer Technology, Inc. and Delta Research Corporation. In fiscal 1996, the Company acquired all of the outstanding common stock of Concept Automation, Inc. The acquisitions were accounted for as purchases and, accordingly, the results of their operations have been included in the Company's consolidated financial statements from the dates of acquisition. See Note 13 of Notes to the Consolidated Financial Statements included in the Company's 1997 Annual Report and incorporated herein by reference under
    Item 8. "Financial Statements and Supplementary Data" for information relating to the 1995 and 1996 acquisitions.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations included in the section so titled in the 1997 Annual Report is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included on pages 22 through 34 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information set forth under the captions "Election of Directors" appearing in the Company's definitive proxy statement with respect to its annual meeting of shareholders to be held September 17, 1997 (the "Proxy Statement"), which information is incorporated herein by reference. Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Item 1. Business -- Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Management -- Executive Compensation" appearing in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information set forth under the captions "Stock Owned by Management" and "Principal Holders of Voting Securities of BTG" appearing in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information set forth under the caption "Management -- Certain Transactions" appearing in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

      1. Financial Statements. The following financial statements, together with the report of KPMG Peat Marwick LLP, appearing in the indicated portions of the Company's 1997 Annual Report, filed as Exhibit 13.2, are incorporated herein by reference and filed as part of this report:

         A.  Independent Auditors' Report (Annual Report page 21)

         B.  Consolidated Statements of Operations (Annual Report page 22)

         C.  Consolidated Balance Sheets (Annual Report page 23)

         D. Consolidated Statements of Shareholders' Equity (Annual Report page
            24)

         E.  Consolidated Statements of Cash Flows (Annual Report page 25)

         F. Notes to Consolidated Financial Statements (Annual Report pages 26 through 34)

      2. Financial Statement Schedules. The following additional financial data should be read in conjunction with the Consolidated Financial Statements in the 1997 Annual Report. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

         Valuation and Qualifying Accounts                                      Schedule VIII
         Statement regarding computation of per share earnings                  Exhibit 11
         Independent Auditors' Report on Consolidated Financial Statement
           Schedule                                                             Exhibit 99.1

      3. The following exhibits are either filed with this Report or are incorporated herein by reference:

          3.1     Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company's registration statement on Form S-1 (File No.
                  33-85854)).
          3.2     Amended and Restated Bylaws of the Company (incorporated by reference to the
                  Company's registration statement on Form S-1 (File No. 33-85854)).
          4.1     Specimen certificate of share of Common Stock (incorporated by reference to the Company's registration statement on Form S-8 (File No. 33-97302)).
         10.1     Business Loan and Security Agreement, dated November 28, 1995, among BTG,
                  Inc. and its subsidiaries and NationsBank, N.A. (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1995), First and Second Modifications thereto, dated February 16 and March 28, 1996
                  (incorporated by reference to the Company's Form 10-K for the year ended
                  March 31, 1996), Third Modification thereto, dated October 1, 1996
                  (incorporated by reference to the Company's registration statement on Form
                  S-1 (File No. 333-14767)), and Fourth Modification thereto, dated February
                  12, 1997.
         10.2     1995 Employee Stock Option Plan (incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-10473)).*
         10.3     Employee Stock Purchase Plan (incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-10473)).*
         10.4     Annual Leave Stock Plan (incorporated by reference to the Company's registration statement on Form S-8 (File No. 33-97302)).*
         10.5     Directors Stock Option Plan (incorporated by reference to the Company's Form
                  10-K for the year ended March 31, 1996).*
         10.6     Non-Employee Director Stock Purchase Plan (incorporated by reference to the
                  Company's registration statement on Form S-1 (File No. 333-14767)).*

         10.7     Employment Agreement between the Company and Edward H. Bersoff (incorporated by reference to the Company's registration statement on Form S-1 (File No.
                  33-85854)).*
         10.8     Stock Purchase Agreement by and among BTG, Inc., Concept Automation, Inc. of
                  America, and the Stockholders of Concept Automation, Inc. of America, dated
                  October 20, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated October 20, 1995).
         10.9     Note and Warrant Purchase Agreement, dated February 16, 1996, between BTG,
                  Inc. and Nomura Holding America, Inc. (incorporated by reference to the
                  Company's Form 10-K for the year ended March 31, 1996), amendment thereto dated October 1, 1996 and Second Amendment thereto dated October 31, 1996
                  (incorporated by reference to the Company's registration statement on Form
                  S-1 (File No. 333-14767)).
         10.10    Agreement for Wholesale Financing dated October 31, 1996 between BTG and
                  Deutsche Financial Services Corporation and amendment thereto dated October
                  31, 1996 (incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-14767)).
         11       Statement regarding computation of per share earnings.
         13.1     Management's Discussion and Analysis of Financial Condition and Results of
                  Operations incorporated by reference to pages 16 through 21 of the 1997
                  Annual Report.
         13.2     Financial Statements and Supplementary Data incorporated by reference to pages 22 through 34 of the 1997 Annual Report.
         21       Subsidiaries of the Registrant.
         23       Consent of Independent Auditors.
         27       Financial Data Schedule.
         99.1     Independent Auditors' Report of KPMG Peat Marwick LLP.
         99.2     Audited financial statements of Joint Venture between Intellisys Technology
                  Corporation and Concept Automation, Inc. of America, including independent auditors' report thereon, as of December 31, 1996 and for the year then ended.

        -----------------------

        * Management contract or compensatory plan or arrangement.

     (b) The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended March 31, 1997.

     (c) Exhibits to this Form 10-K are filed herewith, unless incorporated by reference.

     (d) Schedules to this Form 10-K are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of June, 1997.

                                                        BTG, INC.
                                          --------------------------------------
                                                        Registrant

                                          By:     /s/ EDWARD H. BERSOFF
                                            ------------------------------------
                                                     Edward H. Bersoff
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 30, 1997.

                  SIGNATURE                                         TITLE
---------------------------------------------   ----------------------------------------------


            /s/ EDWARD H. BERSOFF               Chairman of the Board, President and Chief
---------------------------------------------     Executive Officer (Principal Executive
              Edward H. Bersoff                   Officer)

             /s/ JOHN M. HUGHES                 Senior Vice President and Chief Financial
---------------------------------------------     Officer (Principal Financial Officer and
               John M. Hughes                     Principal Accounting Officer)

              /s/ RUTH M. DAVIS                 Director
---------------------------------------------
                Ruth M. Davis

             /s/ JAMES V. KIMSEY                Director
---------------------------------------------
               James V. Kimsey

             /s/ ALAN G. MERTEN                 Director
---------------------------------------------
               Alan G. Merten

             /s/ RAYMOND T. TATE                Director
---------------------------------------------
               Raymond T. Tate

            /s/ RONALD L. TURNER                Director
---------------------------------------------
              Ronald L. Turner

            /s/ DONALD M. WALLACH               Director
---------------------------------------------
              Donald M. Wallach

                                                                   SCHEDULE VIII

                           BTG, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                               BALANCE                                    OTHER        BALANCE
                                                 AT                                      CHANGES         AT
                                              BEGINNING    ADDITIONS                    ADDITIONS      END OF
                                               OF YEAR      AT COST     RETIREMENTS    (DEDUCTIONS)     YEAR
                                              ---------    ---------    -----------    ------------    -------
FISCAL YEAR ENDED MARCH 31, 1997
     Allowances for doubtful accounts
       receivable..........................    $   221      $ 1,510        $ 729         $ --          $ 1,002
     Allowances for inventory
       obsolescence........................        925           82           57           --              950
     Allowances for income tax
       valuations..........................        105        --             105           --            --
                                               -------      -------        -----         ------        -------
                                               $ 1,251      $ 1,592        $ 891         $ --          $ 1,952
                                               =======      =======        =====         ======        =======
FISCAL YEAR ENDED MARCH 31, 1996
     Allowances for doubtful accounts
       receivable..........................    $   322      $   140        $ 241         $ --          $   221
     Allowances for contract losses........         26        --              26           --             --
     Allowances for inventory
       obsolescence........................        371          125           59            488(A)         925
     Allowances for income tax
       valuations..........................        197        --              92           --              105
                                               -------      -------        -----         ------        -------
                                               $   916      $   265        $ 418          $ 488        $ 1,251
                                               =======      =======        =====         ======        =======
FISCAL YEAR ENDED MARCH 31, 1995
     Allowances for doubtful accounts
       receivable..........................    $   130      $   233        $  41         $ --          $   322
     Allowances for contract losses........        300        --             274           --               26
     Allowances for inventory
       obsolescence........................        185          314          128           --              371
     Allowances for income tax
       valuations..........................        200        --               3           --              197
                                               -------      -------        -----         ------        -------
                                               $   815      $   547        $ 446         $ --          $   916
                                               =======      =======        =====         ======        =======

---------------
(A) Relates to an estimated accrued expense in fiscal 1995 which was settled in fiscal 1996 at a lesser amount.