Form 10-K/A
period 1997-03-31
BTG INC /VA/
filed 1997-07-30
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         COMMISSION FILE NUMBER 0-25094

                                   BTG, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            VIRGINIA                                          54-1194161
 (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


         3877 FAIRFAX RIDGE ROAD                              22030-7448
            FAIRFAX, VIRGINIA                                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 383-8000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                (NOT APPLICABLE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

     Based upon the closing price of the registrant's common stock as of June 17, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is $88,804,202.*

     The number of shares outstanding of the registrant's class of Common Stock, as of June 17, 1997, is 8,507,922 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART II: PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED MARCH 31, 1997.


--------
* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

     Pursuant to General Instruction G(3) of Form 10-K, the undersigned registrant hereby amends Part III of its Annual Report on Form 10-K, which was filed with the Commission on June 30, 1997, to read as follows.


                                    PART III


         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION AS TO THE DIRECTORS OF THE COMPANY

     Set forth below is certain information with respect to the Board of Directors of the Company.



                                                                                         Term to
       Name                     Age            Position            Director Since         Expire
       ----                     ---            --------            --------------         ------
NOMINEES
Edward H. Bersoff . . . . . .   54       Chairman of the Board,         1982               1997
                                         President and Chief
                                          Executive Officer

Ruth M. Davis . . . . . . . .   68           Director                   1986               1999
James V. Kimsey . . . . . . .   57           Director                   1995               1998
Alan G. Merten  . . . . . . .   54           Director                   1996               1998
Raymond T. Tate . . . . . . .   72           Director                   1988               1999
Ronald L. Turner  . . . . . .   50           Director                   1995               1998
Donald M. Wallach . . . . . .   62           Director                   1982               1997





     Edward H. Bersoff has served as the Company's President, Chief
Executive Officer and Chairman of the Board of Directors since the Company's founding in 1982. From 1975 until 1982, he was employed by CTEC, Inc., a provider of systems integration services, serving first as Vice President, then Executive Vice President, and later as President. Previously, he was employed by Logicon, Inc., a provider of advanced technology systems and services to national security, civil and industrial clients, and the National Aeronautics and Space Administration, in Cambridge, Massachusetts. Dr. Bersoff serves as a director of Phillips Business Information, Inc. He is the husband of Marilynn
D. Bersoff, Senior Vice President, Administration and Secretary of the Company.

     Donald M. Wallach has served since 1965 as the President of Wallach Associates, Inc., a professional recruiting and employment counseling firm which recruits primarily executive and technical professionals in the fields of defense, electronics, space and computer science.

     Ruth M. Davis is Chair of The Aerospace Corporation, a government chartered not-for-profit corporation, and has served since 1981 as President and Chief Executive Officer of the Pymatuning Group, Inc., which specializes in industrial modernization strategies and technology management. Dr. Davis also currently serves on the boards of Air Products and Chemicals, Inc., Consolidated Edison Company of New York, Inc., Ceridian Corporation, Giddings & Lewis, Inc., Premark International, Inc., Sprint Corporation, Varian Associates, Inc. and Tupperware. She served as Assistant Secretary of Energy for Resource Applications from 1979 to 1981 and as a Deputy Undersecretary of Defense for Research and Advanced Technology from 1977 to 1979.

     James V. Kimsey has served at various times as Chairman of the Board, Chief Executive Officer and President of America Online, Inc. ("AOL") since founding the company in 1985 and is currently Chairman Emeritus. AOL is a leading provider of interactive on-line services to consumers. In addition, Mr. Kimsey is currently a member of the Board of Directors of Capital One Financial Corporation, CP Enterprises, Inc., Batterson Venture Partners, University Support Services, Inc., The Jamestown Foundation, Refugees International and the National Stroke Association.

     Alan G. Merten became the President of George Mason University on July 1, 1996. From 1989 until accepting this position, he served as Dean of the Johnson Graduate School of Management at Cornell University. Dr. Merten also currently serves on the boards of Comshare, Inc., The INDUS Group, Inc. and as a trustee of Common Sense Trust, and as a director/trustee of Van Kampen American Capital Bond Fund, Inc., Van Kampen American Capital Convertible Securities, Inc., and Van Kampen American Capital Income Trust.

     Raymond T. Tate has served since 1979 as President of Raymond Tate Associates, Inc., a technology consulting firm. From 1994 to October 1996, he served as Chairman of the Board, President and Chief Executive of Ashton Technology Group, Inc., a technology company primarily involved in financial transactions and neural network research and development activities. He is a former Deputy Assistant Secretary of the Navy and a former Deputy Director of the NSA.

     Ronald L. Turner is currently an Executive Vice President of Ceridian Corporation ("Ceridian"), an information technology company. From 1993 to 1997 he served as the President and Chief Executive Officer of Computing Devices International, the defense electronics business division of Ceridian. From 1987 to 1993 he served as President and Chief Executive Officer of GEC-Marconi Electronic Systems Corporation. Mr. Turner also currently serves on the board of FLIR Systems, Inc.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and certain beneficial holders of Common Stock to file reports with the SEC on Forms 3, 4 and 5 to report their ownership of and transactions in Common Stock. During the Company's fiscal year 1997, Clifton Y. Bumgardner failed timely to report two transactions.

         ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Non-employee directors of the Company receive quarterly payments of $3,000 and fees of $2,000 per Board of Directors meeting and $1,000 per committee meeting attended. Attendance via telephone is compensated at one-half of the normal rate. The Directors also receive reimbursement for reasonable expenses incurred in attending meetings.

     The Company has adopted a Directors Stock Option Plan (the "Directors Plan"). Under the Directors Plan, options to purchase up to an aggregate of 100,000 shares of Common Stock are available for grants to directors of the Company who are not officers or employees of the Company or any subsidiary of the Company (each an "Eligible Director"). On August 30, 1995, the effective date of the Directors Plan (the "Effective Date"), each Eligible Director then serving on the Board of Directors was granted an initial option to purchase shares of Common Stock, the number of which varied depending upon each Eligible Director's years of service as a director of the Company, as follows: (1) more than seven years of service -- 2,500 shares; (2) between three and seven years of service -- 2,000 shares; (3) between zero and three years of service -- 1,500 shares; and (4) no years of service -- 1,000 shares. The Directors Plan provides that each Eligible Director whose commencement of service is after the Effective Date is granted an initial option to purchase 1,000 shares of Common Stock as of the date of the Eligible Director's commencement of service. An Eligible Director is also granted an additional option to purchase 1,000 shares of Common Stock for each year that the Eligible Director continues to be an Eligible Director. The Directors Plan will terminate in 2006, unless terminated at an earlier date by the Board of Directors.

EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the compensation paid to the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                              COMPENSATION
                                                                              ------------
                                      FOR THE         ANNUAL COMPENSATION      SECURITIES
                                    FISCAL YEAR      ---------------------     UNDERLYING        ALL OTHER
  NAME AND PRINCIPAL POSITION     ENDED MARCH 31,    SALARY($)    BONUS($)     OPTIONS(#)     COMPENSATION(1)
-------------------------------   ---------------    ---------    --------    ------------    ---------------
Edward H. Bersoff(2)...........         1997         $ 357,007    $      0        9,000(2)        $37,407
  Chairman of the Board,                1996           296,194     150,000            0             9,557
  President, and Chief                  1995           266,361     115,000       11,000            24,423
  Executive Officer
John M. Hughes.................         1997           229,548           0        4,000            16,575
  Senior Vice President and             1996           219,723      40,000            0            10,055
  Chief Financial Officer               1995           207,980      37,500        7,500            16,828
Leland Phipps..................         1997           275,012           0        7,000            25,329
  Senior Vice President, and
  General Manager, Integration
  and Network Systems
C. Thomas Nixon................         1997           199,179           0        4,000            20,595
  Senior Vice President and             1996           189,365      20,000            0             8,758
  General Manager, Technology
  Systems(3)
Randall C. Fuerst..............         1997           197,113           0        7,000            17,688
  Senior Vice President and
  General Manager, Systems
  Engineering

---------------
(1) Amounts in this column include Company contributions under the Company's 401(k) profit sharing plan, Company-paid life insurance premiums, additional executive allowances, the value of annual leave converted into Common Stock pursuant to the BTG, Inc. Annual Leave Stock Plan and reimbursement of the cost of uninsured medical expenses, tax preparation, financial planning and certain legal expenses (capped at $10,000 per year).

(2) Does not include an option to acquire 4,000 additional shares granted to Marilynn D. Bersoff, Dr. Bersoff's wife.

(3) As of May 21, 1997, Mr. Nixon was no longer employed by the Company.

STOCK OPTIONS

     Option Grants. The following table contains information with respect to grants of stock options for Common Stock to each of the Named Executive Officers during the year ended March 31, 1997. All such grants were made under the Option Plan. Under the Option Plan, options to purchase up to an aggregate of 750,000 shares of Common Stock are available for grants to key employees. As of March 31, 1997, options to purchase 41,500 shares of Common Stock had been granted. Of those options to acquire 3,666 shares had been exercised and options to acquire 37,834 shares were outstanding under the Option Plan. The Company does not have any stock appreciation rights.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZED
                                                INDIVIDUAL GRANTS                            VALUE AT ASSUMED
                          -------------------------------------------------------------         ANNUAL RATE
                          NUMBER OF          % OF TOTAL                                          OF STOCK
                          SECURITIES         SECURITIES                                     PRICE APPRECIATION
                          UNDERLYING     UNDERLYING OPTIONS     EXERCISE                      FOR OPTION TERM
                           OPTIONS      GRANTED TO EMPLOYEES      PRICE      EXPIRATION    ---------------------
         NAME             GRANTED(1)       IN FISCAL YEAR       ($/SH)(2)     DATE(3)        5%           10%
-----------------------   ----------    --------------------    ---------    ----------    -------      --------
Edward H. Bersoff(4)...      9,000              10.3%            $ 10.31       4/10/01     $14,940      $ 43,200
John M. Hughes.........      4,000               4.6                9.38       4/10/06      23,560        59,800
Leland Phipps..........      3,000               3.4                9.38       4/10/06      17,670        44,850
C. Thomas Nixon(5).....      4,000               4.6                9.38       4/10/06      23,560        59,800
Randall C. Fuerst......      7,000               8.0                9.38       4/10/06      41,230       104,650

---------------
(1) All options included in this table vest in equal installments over a three-year period beginning April 11, 1998, two years after the date of grant.

(2) The option exercise prices on all options granted under the Option Plan may not be less than 100% of the fair market value of Common Stock on the grant date, as defined in the Option Plan. The options are not subject to any provision that could cause the exercise price to be lowered (other than for anti-dilution purposes).

(3) Options can only be exercised so long as the optionee is employed by BTG or a subsidiary of BTG and for three months after termination of employment.

(4) Does not include an option to acquire 4,000 additional shares granted to Marilynn D. Bersoff, Dr. Bersoff's wife.

(5) As of May 21, 1997, Mr. Nixon was no longer employed by the Company.

     Option Exercises and Year-End Value. The following table provides information regarding the exercise of options during the year ended March 31, 1997, as well as the fiscal year-end value of all unexercised options held, by the Named Executive Officers.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF
                                                            SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                                                                MARCH 31, 1997                MARCH 31, 1997(1)
                              ACQUIRED IN     VALUE      ----------------------------    ----------------------------
           NAME                EXERCISE      REALIZED    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE    EXERCISABLE
---------------------------   -----------    --------    -------------    -----------    -------------    -----------
Edward H. Bersoff(2).......      12,500      $277,125        21,668          12,332        $ 125,205       $ 151,695
John M. Hughes.............           0             0        10,667           5,833          104,651          71,204
Leland Phipps..............           0             0         6,500               0           52,780               0
C. Thomas Nixon(3).........           0             0         4,000               0           32,480               0
Randy Fuerst...............           0             0        10,834           4,266           96,372          53,094

---------------
(1) Based on a per share value of $17.50 as of March 31, 1997.

(2) Does not include the following which relate to options exercised or held by Marilynn D. Bersoff, Dr. Bersoff's wife: (i) $18,454 realized on the exercise of options to acquire 1,000 shares of Common Stock; (ii) unexercisable in-the-money options valued at $99,676 or (iii) exercisable in-the-money options valued at $33,229.

(3) As of May 21, 1997, Mr. Nixon was no longer employed by the Company.

EMPLOYMENT AGREEMENTS

     Pursuant to an agreement dated as of October 28, 1994, Edward H. Bersoff serves as the President and Chief Executive Officer of the Company. Dr. Bersoff is paid minimum annual cash compensation of $260,000 and is employed for a term ending on March 31, 2000. This term is automatically extended for successive two-year periods unless written notice to terminate is given at least six months prior to the expiration of the term or any such two-year extension of the term. Dr. Bersoff's minimum annual cash compensation for such two-year extensions will increase by 10% for each such extension. Dr. Bersoff's employment may be terminated by the Board of Directors of the Company for willful and gross misconduct and in the case of death or illness or disability which prevents Dr. Bersoff from substantially fulfilling his duties for a period in excess of six consecutive months. If Dr. Bersoff's employment is terminated because of death or illness or disability, he or his estate, as the case may be, will be paid the cash compensation due Dr. Bersoff for a period of three months following the date of termination. The agreement includes a covenant by Dr. Bersoff not to be involved, directly or indirectly, in a business enterprise that competes with the Company during the term of his employment and for two years thereafter. In addition, under the terms of his employment agreement, Dr. Bersoff will be nominated to serve as a director of BTG during the term of his employment.

     Pursuant to an agreement dated as of October 20, 1995, Leland Phipps serves as President of Concept Automation, Inc. of America ("CAI"), a wholly-owned subsidiary of the Company. This agreement was part of the transaction pursuant to which the Company acquired CAI. Mr. Phipps is paid minimum annual cash compensation of $275,000 and is employed for a term ending on October 20, 1998. Mr. Phipps' employment may be terminated for cause by the Company, at no cost. Termination without cause requires a continuation of cash compensation and other benefits for the term of the agreement. The agreement terminates if Mr. Phipps is unable to perform the duties and services specified in the agreement. The agreement includes a covenant not to compete which expires on the earlier of one year after Mr. Phipps is no longer employed by the Company or October 20, 1999.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of July 17, 1997 by (i) each director and nominee for director; (ii) the Chief Executive Officer and each of the other four most highly compensated executive officers each of whose total annual salary and bonus exceeded $100,000 during the year ended March 31, 1997 (the "Named Executive Officers"); (iii) all persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; and (iv) all directors and executive officers as a group. Under the rules of the Securities and Exchange Commission ("SEC"), a person is deemed a "beneficial owner" of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

                                                              NUMBER OF        PERCENT OF COMMON
                            NAME                                SHARES         STOCK OUTSTANDING
    ----------------------------------------------------   ----------------    -----------------
    Edward H. Bersoff, Chairman, President and Chief
      Executive Officer(1)..............................       1,208,796              14.2%
    Donald M. Wallach, Director(2)......................         267,805               3.1
    Randall C. Fuerst, Senior Vice President(3).........          49,860               1.0
    James V. Kimsey, Director(4)........................          12,000            *
    John M. Hughes, Chief Financial Officer(5)..........           8,742            *
    Ruth M. Davis, Director(6)..........................           6,750            *
    Raymond T. Tate, Director(7)........................           3,000            *
    Ronald L. Turner, Director(8).......................           2,000            *
    Alan G. Merten, Director(9).........................           1,000            *
    C. Thomas Nixon(10).................................             818            *
    Leland Phipps, Senior Vice President(11)............             184            *
    All directors and executive officers as a group (14
      persons)..........................................       1,947,484              22.8%

---------------
  *   Represents less than 1% of the outstanding shares of Common Stock.

 (1) The address of Dr. Bersoff is: c/o BTG, Inc., 3877 Fairfax Ridge Road, Fairfax, Virginia 22030. Does not include (i) 30,668 additional shares issuable upon the exercise of options granted by the Company which are not exercisable within 60 days of July 17, 1997; (ii) 92,487 shares of Common Stock and 15,500 shares of Common Stock underlying options (3,499 of which are exercisable within 60 days of July 17, 1997) owned by Marilynn D. Bersoff, Dr. Bersoff's wife; and (iii) 5,750 shares of Common Stock owned by Dr. Bersoff's mother.

 (2) Includes (i) 3,500 shares of Common Stock underlying options granted by the Company which are exercisable within 60 days of July 17, 1997; (ii) 114,130 shares held in joint tenancy with Shoshana Wallach, Mr. Wallach's wife, and
     (iii) 47,050 shares held by the Wallach Associates, Inc. Employee Profit Sharing Plan Trust, in which Mr. Wallach has a majority interest.

 (3) Includes 2,666 shares of Common Stock underlying options granted by the Company which are exercisable within 60 days of July 17, 1997. Does not include 17,834 additional shares issuable upon the exercise of options granted by the Company which are not exercisable within 60 days of July 17, 1997.

 (4) Includes 2,000 shares of Common Stock issuable upon the exercise of options granted by the Company which are exercisable within 60 days of July 17, 1997.

 (5) Does not include 16,667 additional shares issuable upon the exercise of options granted by the Company which are not exercisable within 60 days of July 17, 1997.

 (6) Includes 3,000 shares of Common Stock issuable upon the exercise of options granted by the Company which are exercisable within 60 days of July 17, 1997.

 (7) Includes 3,000 shares of Common Stock issuable upon the exercise of options granted by the Company which are exercisable within 60 days of July 17, 1997.

 (8) Includes 2,000 shares of Common Stock issuable upon the exercise of options granted by the Company which are exercisable within 60 days of July 17, 1997.

 (9) Includes 1,000 shares of Common Stock issuable upon the exercise of options granted by the Company which are exercisable within 60 days of July 17, 1997.

(10) As of May 21, 1997, Mr. Nixon was no longer employed by the Company.

(11) Does not include 6,500 additional shares issuable upon the exercise of options granted by the Company which are not exercisable within 60 days of July 17, 1997.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of July, 1997.

                                   BTG, INC.

                                   By  /s/ EDWARD H. BERSOFF
                                       ----------------------------------------
                                       Edward H. Bersoff (1)
                                       President and Chief Executive Officer




---------------
(1) This report may be signed on behalf of the Company by any "duly authorized representative."