Form 10-Q
period 1997-06-30
BTG INC /VA/
filed 1997-08-14
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER:  0-25094

                                   BTG, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      VIRGINIA                                                  54-1194161
--------------------------------------------------                 --------------------------------------------
          (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)

     3877 FAIRFAX RIDGE ROAD, FAIRFAX, VIRGINIA                                  22030-7448
---------------------------------------------------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                   (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                          (703) 383-8000
                                                                    ----------------------------------



    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  [X]   NO  [ ]
                                                -----     -----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


               CLASS                                                OUTSTANDING AT AUGUST 1, 1997
-------------------------------------------                         -----------------------------

            COMMON STOCK

                                   BTG, INC.

                               INDEX TO FORM 10-Q


                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   -------
PART I.      FINANCIAL INFORMATION
  Item 1.      Financial Statements

                    Consolidated Balance Sheets, June 30, 1997 and
                      March 31, 1997                                                                  3

                    Consolidated Statements of Operations for the three
                      months ended June 30, 1997 and 1996                                             4

                    Consolidated Statements of Cash Flows for the
                      three months ended June 30, 1997 and 1996                                       5

                    Notes to Consolidated Financial Statements                                        6


  Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                               7-10


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                        11

  Item 2.    Changes in Securities                                                                    11

  Item 3.    Defaults Upon Senior Securities                                                          11

  Item 4.    Submission of Matters to a Vote of Security Holders                                      11

  Item 5.    Other Information                                                                        11

  Item 6.    Exhibits and Reports on Form 8-K                                                         11-12

SIGNATURES                                                                                            13


EXHIBIT INDEX                                                                                         14


EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS                                                        15


PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                 JUNE 30,           MARCH 31,
                                                                                   1997               1997
                                                                               ------------       -----------
ASSETS                                                                          (unaudited)
Current assets:
 Receivables, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  126,236        $   99,017
 Inventory, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,669            16,716
 Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,234             8,424
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,798             2,546
                                                                                ----------        ----------
   Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . .     $  168,937        $  126,703
                                                                                ----------        ----------
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .          7,619             6,461
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,632            16,267
Other intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . .          4,078             4,199
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,569             2,450
                                                                                ----------        ----------
                                                                                $  206,835        $  156,080
                                                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt   . . . . . . . . . . . . . . . . . .     $      100        $      100
 Current maturities of capital lease obligations  . . . . . . . . . . . . .            684               557
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58,541            30,902
 Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,286             9,894
 Deferred income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,080             1,111
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            655               588
                                                                                ----------        ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .     $   73,346        $   43,152
Line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         50,627            30,021
Long-term debt, excluding current maturities  . . . . . . . . . . . . . . .         14,275            14,225
Capital lease obligations, excluding current maturities . . . . . . . . . .          1,301             1,179
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            279               770
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            108               488
                                                                                ----------        ----------
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  139,936        $   89,835
                                                                                ----------        ----------
Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized; no shares
  issued or outstanding   . . . . . . . . . . . . . . . . . . . . . . . . .     $       --        $       --
 Common stock, no par value, 10,000,000 shares authorized; 8,523,919 and 8,443,844 shares issued and outstanding at June 30, 1997
  and March 31, 1997, respectively  . . . . . . . . . . . . . . . . . . . .         52,498            52,079
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,928            14,693
 Treasury stock, at cost, 50,057 shares   . . . . . . . . . . . . . . . . .           (527)             (527)
                                                                                ----------         ---------
   Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . . .     $   66,899        $   66,245
                                                                                ----------        ----------
                                                                                $  206,835        $  156,080
                                                                                ==========        ==========


                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                           THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                   -----------------------------------
                                                                     1997                      1996
                                                                   ----------              -----------
Revenues:
 Contract revenue   . . . . . . . . . . . . . . . . . . .         $   39,320               $    20,529
 Product sales  . . . . . . . . . . . . . . . . . . . . .             80,560                    54,913
                                                                  ----------               -----------
                                                                     119,880                    75,442
Direct costs:
 Contract costs   . . . . . . . . . . . . . . . . . . . .             26,627                    10,948
 Cost of product sales  . . . . . . . . . . . . . . . . .             70,787                    47,779
                                                                  ----------               -----------
                                                                      97,414                    58,727
Indirect, general and administrative
 expenses   . . . . . . . . . . . . . . . . . . . . . . .             20,101                    14,071
Amortization and other operating costs, net . . . . . . .                603                       448
                                                                  ----------               -----------
                                                                     118,118                    73,246
                                                                  ----------               -----------
Operating income  . . . . . . . . . . . . . . . . . . . .              1,762                     2,196

Interest expense  . . . . . . . . . . . . . . . . . . . .             (1,567)                   (1,266)
Equity in earnings of unconsolidated affiliates . . . . .                185                        97
Other income  . . . . . . . . . . . . . . . . . . . . . .                 55                    --
                                                                  ----------               -----------
Income before income taxes  . . . . . . . . . . . . . . .                435                     1,327
Provision for income taxes  . . . . . . . . . . . . . . .                200                       570
                                                                  ----------               -----------
Net income  . . . . . . . . . . . . . . . . . . . . . . .         $      235               $       757
                                                                  ==========               ===========

Earnings per common and common
 equivalent share   . . . . . . . . . . . . . . . . . . .         $     0.03               $      0.12
                                                                  ==========               ===========

Weighted average shares of common stock
 and common stock equivalents   . . . . . . . . . . . . .              8,758                     6,336
                                                                  ==========               ===========





                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     --------------------------
                                                                                        1997            1996
                                                                                     -----------    -----------
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       235    $      757
Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .            1,297           852
 Reserves for accounts receivable and inventory   . . . . . . . . . . . . . . .              (38)          190
 Loss on sale of property and equipment   . . . . . . . . . . . . . . . . . . .               76            11
Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
  (Increase) decrease in restricted cash  . . . . . . . . . . . . . . . . . . .           --               (13)
  (Increase) decrease in receivables  . . . . . . . . . . . . . . . . . . . . .          (18,789)      (11,000)
  (Increase) decrease in inventory  . . . . . . . . . . . . . . . . . . . . . .          (12,952)       (3,524)
  (Increase) decrease in prepaids and other   . . . . . . . . . . . . . . . . .           (2,257)       (5,486)
  (Increase) decrease in other assets   . . . . . . . . . . . . . . . . . . . .              172           205
  Increase (decrease) in accounts payable   . . . . . . . . . . . . . . . . . .           24,777         9,596
  Increase (decrease) in accrued expenses   . . . . . . . . . . . . . . . . . .              877         3,298
  Increase (decrease) in other liabilities  . . . . . . . . . . . . . . . . . .             (345)       (1,828)
                                                                                     -----------    ----------
         Net cash used in operating activities  . . . . . . . . . . . . . . . .      $    (6,947)   $   (6,942)
                                                                                     -----------    ----------
Cash flows from investing activities:
 Purchases of property and equipment  . . . . . . . . . . . . . . . . . . . . .             (852)         (166)
 Purchase of investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              (200)
 Purchase of note receivable  . . . . . . . . . . . . . . . . . . . . . . . . .           --              (300)
 Purchases of subsidiaries, net of acquired cash  . . . . . . . . . . . . . . .          (10,129)         --
 Capitalized product development costs  . . . . . . . . . . . . . . . . . . . .             (380)         --
                                                                                     -----------    ----------
         Net cash used in investing activities  . . . . . . . . . . . . . . . .      $   (11,361)   $     (666)
                                                                                     -----------    ----------
Cash flows from financing activities:
 Net advances under line of credit  . . . . . . . . . . . . . . . . . . . . . .           18,593         7,525
 Principal payments on long-term debt and capital lease obligations   . . . . .             (704)          (55)
 Proceeds from the issuance of common stock   . . . . . . . . . . . . . . . . .              419           138
                                                                                     -----------    ----------
         Net cash provided by financing activities  . . . . . . . . . . . . . .      $    18,308    $    7,608
                                                                                     -----------    ----------
Increase in unrestricted cash and equivalents . . . . . . . . . . . . . . . . .           --             --
Unrestricted cash and equivalents, beginning of period  . . . . . . . . . . . .           --             --
                                                                                     -----------    ----------

Unrestricted cash and equivalents, end of period  . . . . . . . . . . . . . . .      $    --        $    --
                                                                                     ===========    ==========



                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)



1.       BASIS OF PRESENTATION

         The consolidated interim financial statements included herein have been prepared by BTG, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1997. The results of operations for the three-month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1998.


2.       BUSINESS COMBINATION

         In June 1997, the Company acquired, for $10.0 million in cash, all of the outstanding capital stock of Nations, Inc. ("Nations"), a systems engineering and software development company headquartered in Tinton Falls, New Jersey. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Nations have been included in the Company's consolidated statement of operations since the date of acquisition, June 12, 1997. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired of approximately $7.6 million has been recorded as goodwill and is being amortized on a straight-line basis over the expected period of benefit, 30 years. In connection with the acquisition, the Company also entered into both non-compete and employment agreements with several members of Nations' senior management.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Nations as if the acquisition had occurred as of the beginning of the three-month periods ended June 30, 1997 and 1996, after giving effect to the following adjustments: (i) amortization of goodwill over a period of 30 years; (ii) interest expense on borrowings needed to fund the cash portion of the purchase price; (iii) cost savings attributable to the termination of the former president and principal shareholder of Nations offset by consulting service payments to such individual; and (iv) the related income tax effects from such adjustments. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Nations constituted a single entity during such periods.

                                                                                   THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 -------------------------
                                                                                    1997           1996
                                                                                 ----------     ----------
                                                                                        (UNAUDITED)
                                                                         (in thousands, except per share data)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  129,059     $    84,712
                                                                                 ==========     ===========
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       60     $       910
                                                                                 ==========     ===========
Net income per share  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     0.06     $      0.14
                                                                                 ==========     ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     BTG, Inc. ("BTG" or the "Company") is an information technology company providing complete solutions to a broad range of complex systems and product needs of the United States Government and its agencies and departments (the "Government"), state and local governments and commercial clients. The Company provides systems development, integration, engineering and network design, implementation and security expertise services. In addition, the Company resells computer hardware, software and integrated systems. The Company's common stock is quoted on the NASDAQ National Market under the symbol "BTGI".

     The Company's revenues are derived from both contract activities and product sales. Contract revenue is typically less seasonal than product sales but fluctuates month-to-month based on contract delivery schedules. Contract revenue is typically characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Year-to-year increases in contract revenue have generally resulted from increases in volume, driven by additional work requirements under Government contracts, rather than price increases, which are generally limited to escalation factors of 3-4% on direct labor costs. Product sales tend to be seasonal, with the Company's second and third fiscal quarters typically accounting for the greatest proportion of revenues each year. Product sales are characterized by higher direct costs than contract revenue; however, indirect expenses associated with product sales are generally lower in comparison. Year-to-year increases in product sales have generally been driven by higher volumes as opposed to price increases.

     On June 12, 1997, the Company acquired Nations, Inc. ("Nations"), which is primarily involved in software engineering, modeling and simulation, program management support services, systems engineering, and integrated logistics support services. Nations contracts are principally with the Government.

RESULTS OF OPERATIONS


The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:

                                                                                     % PERIOD-TO-PERIOD
                                                                                     INCREASE (DECREASE)
                                                     PERCENTAGE OF REVENUE               OF DOLLARS
                                                     ---------------------          ---------------------
                                                                                    THREE MONTHS ENDED
                                                                                          JUNE 30, 1997
                                                       THREE MONTHS ENDED                COMPARED TO
                                                            JUNE 30,                  THREE MONTHS ENDED
                                                       1997        1996                 JUNE 30, 1996
                                                       ----        ----                --------------
Revenues:
  Contract revenue  . . . . . . . . . . . . . . .      32.8%       27.2%                    91.5%
  Product sales   . . . . . . . . . . . . . . . .      67.2        72.8                     46.7
    Total revenues  . . . . . . . . . . . . . . .     100.0       100.0                     58.9
Direct costs:
  Contract costs (as a % of contract revenue)   .      67.7        53.3                    143.2
  Cost of product sales (as a % of product sales)      87.9        87.0                     48.2
    Total direct costs (as a % of total revenues)      81.3        77.8                     65.9
Indirect, general and administrative expenses . .      16.8        18.7                     42.9
Amortization and other operating costs, net . . .       0.5         0.6                     27.1
Operating income  . . . . . . . . . . . . . . . .       1.5         2.9                    (16.9)
Interest expense  . . . . . . . . . . . . . . . .       1.3         1.7                     23.8
Equity in earnings of unconsolidated affiliates .       0.2         0.5                    (53.3)
Other income  . . . . . . . . . . . . . . . . . .       0.1         --                     100.0
Income before income taxes  . . . . . . . . . . .       0.4         1.8                    (69.1)
Provision for income taxes  . . . . . . . . . . .       0.2         0.8                    (69.2)
Net income  . . . . . . . . . . . . . . . . . . .       0.2         1.0                    (69.0)


Three Months Ended June 30, 1997 Compared With Three Months Ended June 30, 1996

Revenues for the three months ended June 30, 1997 increased by $44.4 million, or 58.9%, from the three months ended June 30, 1996. Of this increase, $18.8 million was attributable to contract revenue and $25.6 million was attributable to product sales. The increase in contract revenue during the three months ended June 30, 1997 was primarily due to $7.6 million of revenue recognized under the Company's Integration for Command, Control, Communications, Computers and Intelligence ("IC4I") contract; $4.2 million in increased revenue from the commercial and state and local government sector; $2.4 million of revenue recognized under contracts acquired in connection with the acquisition of Nations in June 1997; and a net increase of $4.6 million from a variety of contracts. The increase in product sales was primarily due to $14.5 million in increased sales under General Services Administration ("GSA") Schedule contracts, $12.0 million of which was attributable to a single transaction; $9.2 million in increased sales under the Company's electronic computer store contract with the National Institutes of Health; and $6.9 million in sales from the Company's Army PC-2 contract, which was awarded in October 1996. These increases were offset by decreases of $1.3 million in orders fulfilled under the Systems Acquisition Support Services ("SASS") contract with the defense intelligence community; and a net decrease of $3.7 million under a variety of other contracts. In the three months ended June 30, 1997, approximately 88.4% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 88.1% for the three months ended June 30, 1996.

        Direct costs, expressed as a percentage of total revenue, increased from 77.8% for the three months ended June 30, 1996 to 81.3% for the three months ended June 30, 1997. Contract costs as a percentage of contract revenue increased from 53.3% in the three months ended June 30, 1996 to 67.7% in the three months ended June 30, 1997. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. The increase in the percentage of contract costs to contract revenue was primarily the result of revenues generated from the IC4I contract, the nature of which requires higher levels of material purchases and/or subcontractor involvement than the average for BTG's contract base. These contracts also had a significant effect on the ratio of contract costs to contract revenues. Cost of product sales as a percentage of product sales increased from 87.0% in the three months ended June 30, 1996 to 87.9% in the three months ended June 30, 1997.

     Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended June 30, 1997 increased by $6.0 million, or 42.9%, from the same period in 1996. The increase was due primarily to an increase in the overall volume of business as compared with the comparable period of the prior year and $885,000 associated with the Company's increased investment in Community Networks, Inc. ("CNI"), a new subsidiary formed by the Company in August 1996. CNI was created to be a total solutions provider to broadband network owners entering the Internet access market. Expressed as a percentage of total revenues, indirect, general and administrative expenses decreased for the three months ended June 30, 1997 to 16.8% from 18.7% in the three months ended June 30, 1996. This decrease is primarily reflective of the significant growth in product sales, which typically requires less infrastructure support than does contract revenue.

     Amortization and other operating costs, which include the amortization of goodwill and other intangible assets as well as other operating expenses that are non-reimbursable under Government contracts, increased by $155,000 in the three months ended June 30, 1997 as compared with the comparable period of the prior year. This increase was principally the result of the amortization of product development costs which were capitalized in the latter half of fiscal 1997 and which primarily relate to the development of certain software products designed for use by CNI.

     Interest expense for the three months ended June 30, 1997 increased by $301,000, or 23.8%, from the comparable period of the prior year. This increase was due in large part to the significant revenue growth experienced by the Company in the three months ended June 30, 1997, as well as the higher volume of product orders projected for the quarterly period ending September 30, 1997, which resulted in higher receivable, inventory and prepaid expense balances, thereby resulting in higher levels of required financing under the Company's working capital line of credit facility.

     Equity in the earnings of unconsolidated affiliates results from the Company's interest in an unincorporated joint venture. The joint venture entity, which is with an unrelated company, was formed for the purpose of performing under a specific contract. Income from this source decreased by $212,000 in the three months ended June 30, 1997, as compared to the comparable period of the prior year as the result of a lower demand for products under this contract vehicle.

     The Company's effective tax rate increased to 46.0% in the three months ended June 30, 1997 from 43.0% in the three months ended June 30, 1996. The Company uses the estimated annual effective rate method for interim income tax purposes. As a result of the acquisition of Nations, the Company anticipates a higher effective income tax rate in fiscal 1998 as a result of the associated goodwill amortization which will be non-deductible for income tax reporting purposes.

     Net income for the three months ended June 30, 1997 decreased by $522,000, or 69.0%, from the three months ended June 30, 1996, due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash of approximately $6.9 million was used in operating activities during the three months ended June 30, 1997. This net use of cash largely resulted from significant increases in accounts receivable and inventory, which were due to both the revenue growth experienced by the Company during the three months ended June 30, 1997 and to the higher volume of product orders projected for the quarterly period ending September 30, 1997. These increases were offset by an increase in accounts payable which was primarily the result of higher inventory balances at June 30, 1997.

     Investing activities used cash of approximately $11.4 million during the
three months ended June 30, 1997.   This was primarily due to the acquisition
of Nations in June 1997 for which the Company invested cash of approximately $10.1 million. In addition, the Company invested cash of approximately $852,000 in the purchase of both office and computer related equipment to be used internally by Company personnel and leasehold improvements primarily associated with the Company's physical relocation of its principal facilities, which occurred in March and April 1997.

     During the three months ended June 30, 1997, the Company's financing activities provided cash of approximately $18.3 million. This financing resulted from $18.6 million in increased borrowings under the Company's revolving line of credit facility, $11.7 million of which was used to fund the cash portion of the Nations purchase price and to repay borrowings outstanding under Nations' existing line of credit facility. The remaining net advances under the line of credit facility were used to finance the Company's increased business volumes. The Company also made $704,000 in payments under both outstanding debt and capital lease obligations, the former of which included certain debt acquired in connection with the acquisition of Nations. In addition, the Company received proceeds of $419,000 from sales of stock under certain employee benefit plans during the three months ended June 30, 1997. As of June 30, 1997, working capital was $95.6 million, compared to $83.6 million at March 31, 1997. This increase is primarily due to an increase in the volume of business in the three months ended June 30, 1997, which resulted in significantly higher accounts receivable balances. At June 30, 1997, the Company had approximately $14.4 million available for borrowing under its revolving line of credit facility.


     Due to the significant growth recently experienced by the Company, the projected levels of product sales in the Company's second and third fiscal quarters, and to provide for additional financing for BTG's acquisition program,the Company is currently negotiating with its lenders to increase the availability of funds under its revolving line of credit and inventory financing facilities. During the month of July 1997, the outstanding balance
under the Company's line of credit facility exceeded $65.0 million.   As a
result, the Company is not in compliance with borrowing limitations in its $15 million subordinated debt agreement. The Company is currently renegotiating the terms of that agreement. The Company believes that it will be able to refinance its current financing facilities in a manner that will provide sufficient funds for the Company's operations for the next year.

PART II.         OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the business of the Company or any subsidiary.


ITEM 2.    CHANGES IN SECURITIES

         During the three month period ended June 30, 1997, the Company issued 64,228 shares of common stock that were not registered under the Securities Act of 1933 ("Unregistered Shares"), pursuant to the BTG 1990 Incentive Stock Option Plan and certain options to acquire stock of BDS, Inc. converted to options to acquire BTG stock in 1992 as follows: (i) 3 employees exercised options to buy 36,690 Unregistered Shares at $2.22 per share; (ii) 3 employees exercised options to acquire 3,875 Unregistered Shares at $3.25 per share; (iii) 6 employees exercised options to acquire 3,998 Unregistered Shares at $3.45 per share; 1 employee exercised options to acquire 4,000 Unregistered Shares at $3.58 per share; 1 employee exercised options to acquire 8,666 Unregistered Shares at $3.79 per share; 4 employees exercised options to acquire 3,333 Unregistered Shares at $7.75 per share; and 1 employee exercised options to acquire 3,666 Unregistered Shares at $8.53 per share. The Company believes the issuance of the unregistered shares to these employees is exempt pursuant to Section 4(2) of the Securities Act of 1933.


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

         11      Statement regarding computation of per share earnings.

         27      Financial data schedule.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED

         B.  REPORTS ON FORM 8-K

         DATE OF REPORT                            SUBJECT OF REPORT
         --------------                ----------------------------------------

         June 12, 1997                 On June 12, 1997, BTG, Inc. consummated
                                       the acquisition of all of the issued and outstanding shares of Nations, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      August 14, 1997                       BTG, INC.



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

     11          Statement regarding computation of per share earnings.

     27          Financial data schedule.