Form 10-Q/A
period 1997-06-30
BTG INC /VA/
filed 1997-08-15
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-Q/A

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


     Due to the significant growth recently experienced by the Company, the projected levels of product sales in the Company's second and third fiscal quarters, and to provide for additional financing for BTG's acquisition program,the Company is currently negotiating with its lenders to increase the availability of funds under its revolving line of credit and inventory financing facilities. During the month of July 1997, the outstanding balance
under the Company's line of credit facility exceeded $65.0 million.   As a
result, the Company is not in compliance with borrowing limitations in its $15 million subordinated debt agreement. The Company has received assurances from the debt holder that the agreement will be amended, which amendment is likely to include an increase in the permitted level of borrowing under the Company's credit facility as well as an increase in the interest rate under the subordinated debt agreement. The Company believes that it will be able to refinance its current financing facilities in a manner that will provide sufficient funds for the Company's operations for the next year.

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



Date:      August 15, 1997                       BTG, INC.



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