Form 10-Q
period 1997-09-30
BTG INC /VA/
filed 1997-11-14
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER:  0-25094

                                   BTG, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      VIRGINIA                                                   54-1194161
----------------------------------------------------         ------------------------------------------------
          (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)

3877 FAIRFAX RIDGE ROAD, FAIRFAX, VIRGINIA                                       22030-7448
--------------------------------------------------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                   (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                          (703) 383-8000
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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES [X]   NO [ ]


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


                 CLASS                                              OUTSTANDING AT OCTOBER 27, 1997
-------------------------------------------                 ------------------------------------------

            COMMON STOCK                                                         8,547,288

                                   BTG, INC.

                               INDEX TO FORM 10-Q


                                                                                                 PAGE
                                                                                                NUMBER
                                                                                             -------------
PART I.      FINANCIAL INFORMATION

  Item 1.      Financial Statements

                    Consolidated Balance Sheets, September 30, 1997 (unaudited)
                      and March 31, 1997                                                              3

                    Consolidated Statements of Operations for the three
                      months ended September 30, 1997 and 1996 and the six
                      months ended September 30, 1997 and 1996 (unaudited)                            4

                    Consolidated Statements of Cash Flows for the six
                      months ended September 30, 1997 and 1996 (unaudited)                            5

                    Notes to Consolidated Financial Statements (unaudited)                            6-7


  Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                               8-13


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                        14
  Item 2.    Changes in Securities                                                                    14
  Item 3.    Defaults Upon Senior Securities                                                          14
  Item 4.    Submission of Matters to a Vote of Security Holders                                      14-15
  Item 5.    Other Information                                                                        15
  Item 6.    Exhibits and Reports on Form 8-K                                                         15-16


SIGNATURES                                                                                            17


EXHIBIT INDEX                                                                                         18

PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               SEPTEMBER 30,       MARCH 31,
                                                                                    1997             1997
                                                                               ------------     -------------
ASSETS                                                                          (unaudited)
Current assets:
 Receivables, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  171,284        $   99,017
 Inventory, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41,265            16,716
 Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,957             8,424
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,682             2,546
                                                                                ----------        ----------
   Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . .     $  226,188        $  126,703
                                                                                ----------        ----------
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .          7,938             6,461
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,356            16,267
Other intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . .          4,008             4,199
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,073             2,450
                                                                                ----------        ----------
                                                                                $  263,563        $  156,080
                                                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt   . . . . . . . . . . . . . . . . . .     $      100        $      100
 Current maturities of capital lease obligations  . . . . . . . . . . . . .            807               557
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        110,717            30,902
 Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,096             9,894
 Deferred income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,018             1,111
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            405               588
                                                                                ----------        ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .     $  124,143        $   43,152
Line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58,450            30,021
Long-term debt, excluding current maturities  . . . . . . . . . . . . . . .         14,325            14,225
Capital lease obligations, excluding current maturities . . . . . . . . . .          1,362             1,179
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            279               770
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            123               488
                                                                                ----------        ----------
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  198,682        $   89,835
                                                                                ----------        ----------
Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized; no shares
  issued or outstanding   . . . . . . . . . . . . . . . . . . . . . . . . .     $       --        $       --
 Common stock, no par value, 20,000,000 shares authorized; 8,550,718 and 8,443,844 shares issued and outstanding at September 30, 1997
  and March 31, 1997, respectively  . . . . . . . . . . . . . . . . . . . .         52,815            52,079
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,593            14,693
 Treasury stock, at cost, 50,057 shares   . . . . . . . . . . . . . . . . .           (527)             (527)
                                                                                ----------        ----------
   Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . . .     $   64,881        $   66,245
                                                                                ----------        ----------
                                                                                $  263,563        $  156,080
                                                                                ==========        ==========


                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------------    --------------------------
                                                         1997            1996            1997            1996
                                                     -----------      -----------    -----------    -----------
Revenues:
 Contract revenue   . . . . . . . . . . . . . . .    $    48,367      $    28,975    $    87,687    $   49,504
 Product sales  . . . . . . . . . . . . . . . . .        141,435           86,150        221,995       141,063
                                                     -----------      -----------    -----------    -----------
                                                         189,802          115,125        309,682       190,567
Direct costs:
 Contract costs   . . . . . . . . . . . . . . . .         33,649           19,125         60,276        30,073
 Cost of product sales  . . . . . . . . . . . . .        131,811           75,553        202,598       123,332
                                                     -----------      -----------    -----------    -----------
                                                         165,460           94,678        262,874       153,405
Indirect, general and administrative
 expenses   . . . . . . . . . . . . . . . . . . .         24,823           15,366         44,924        29,437
Amortization and other operating costs, net . . .          1,253              501          1,856           949
                                                     -----------      -----------    -----------    ----------
                                                         191,536          110,545        309,654       183,791

Operating income (loss) . . . . . . . . . . . . .         (1,734)           4,580             28         6,776

Interest expense  . . . . . . . . . . . . . . . .         (2,081)          (1,643)        (3,648)       (2,909)
Equity in earnings of unconsolidated affiliate  .             72              663            257         1,060
Other income  . . . . . . . . . . . . . . . . . .             51               --            106            --
                                                     -----------      -----------    -----------    -----------
Income (loss) before income taxes . . . . . . . .         (3,692)           3,600         (3,257)        4,927
Income tax expense (benefit)  . . . . . . . . . .         (1,357)           1,606         (1,157)        2,176
                                                     -----------      -----------    -----------    ----------
Net income (loss) . . . . . . . . . . . . . . . .    $    (2,335)     $     1,994    $    (2,100)   $    2,751
                                                     ===========      ===========    ===========    ==========

Earnings (loss) per common and common
 equivalent share   . . . . . . . . . . . . . . .    $     (0.27)     $      0.31    $     (0.25)   $     0.43
                                                     ============     ===========    ===========    ==========

Weighted average shares of common stock
 and common stock equivalents   . . . . . . . . .          8,525            6,418          8,501         6,371
                                                     ===========      ===========    ===========    ==========

                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     -------------------------
                                                                                         1997          1996
                                                                                     -----------    ----------
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    (2,100)   $     2,751
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
 Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .            2,658          1,752
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --            (60)
 Reserves for accounts receivable and inventory   . . . . . . . . . . . . . . .            1,167          1,223
 Loss on sale or disposal of property and equipment   . . . . . . . . . . . . .               76             11
 Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
  (Increase) decrease in restricted cash  . . . . . . . . . . . . . . . . . . .               --             47
  (Increase) decrease in receivables  . . . . . . . . . . . . . . . . . . . . .          (64,117)       (40,946)
  (Increase) decrease in inventory  . . . . . . . . . . . . . . . . . . . . . .          (25,473)       (13,670)
  (Increase) decrease in prepaid expenses and other current assets  . . . . . .           (2,864)        (4,938)
  (Increase) decrease in other assets   . . . . . . . . . . . . . . . . . . . .              653           (203)
  Increase (decrease) in accounts payable   . . . . . . . . . . . . . . . . . .           71,344         34,463
  Increase (decrease) in accrued expenses   . . . . . . . . . . . . . . . . . .            5,295          2,223
  Increase (decrease) in other liabilities  . . . . . . . . . . . . . . . . . .             (639)        (1,122)
  Increase (decrease) in income taxes currently payable   . . . . . . . . . . .               --           (553)
                                                                                     -----------    -----------
   Net cash used in operating activities  . . . . . . . . . . . . . . . . . . .      $   (14,000)   $   (19,022)
                                                                                     -----------    -----------
Cash flows from investing activities:
 Purchase of investment   . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           (200)
 Purchase of note receivable  . . . . . . . . . . . . . . . . . . . . . . . . .               --           (300)
 Purchases of property and equipment  . . . . . . . . . . . . . . . . . . . . .           (1,334)          (442)
 Purchases of subsidiaries, net of cash acquired  . . . . . . . . . . . . . . .          (10,129)            --
 Capitalized product development costs  . . . . . . . . . . . . . . . . . . . .             (690)          (297)
                                                                                     -----------    -----------
   Net cash used in investing activities  . . . . . . . . . . . . . . . . . . .      $   (12,153)   $    (1,239)
                                                                                     -----------    -----------
Cash flows from financing activities:
 Net advances under line of credit  . . . . . . . . . . . . . . . . . . . . . .           26,416         20,053
 Principal payments on long-term debt and capital lease obligations   . . . . .             (899)           (73)
 Payment of debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . .             (100)           (28)
 Proceeds from the issuance of common stock   . . . . . . . . . . . . . . . . .              736            309
                                                                                     -----------    -----------
   Net cash provided by financing activities  . . . . . . . . . . . . . . . . .      $    26,153    $    20,261
                                                                                     -----------    -----------
Increase (decrease) in unrestricted cash and equivalents  . . . . . . . . . . .               --             --
Unrestricted cash and equivalents, beginning of period  . . . . . . . . . . . .               --             --
                                                                                     -----------    -----------
Unrestricted cash and equivalents, end of period  . . . . . . . . . . . . . . .      $        --    $        --
                                                                                     ===========    ===========





                See notes to consolidated financial statements.

                           BTG, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

1.       BASIS OF PRESENTATION

         The consolidated interim financial statements included herein have been prepared by BTG, Inc. and Subsidiaries ("BTG" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1997. The results of operations for the six-month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1998.


2.       SUBORDINATED NOTES PAYABLE

         On February 16, 1996, the Company issued $15.0 million in senior subordinated notes (the "Notes") under a Note and Warrant Purchase Agreement with Nomura Holding America, Inc. ("Nomura"). Under this agreement, the Notes, which are due in 2001, accrued interest at a rate of 12.875% per annum. In addition, this agreement restricted the Company's ability to borrow in excess of $65.0 million under its revolving line of credit facility.

         On August 29, 1997, Blue Ridge Investments, L.L.C. ("Blue Ridge"), an affiliate of NationsBank, N.A., acquired the Notes from Nomura for a purchase price equal to 106% of the principal amount thereof plus accrued and unpaid interest. In connection with this transaction, the Company agreed to increase the annual interest rate on the Notes to 13.875% during any fiscal quarter in which the Company's borrowings under its revolving line of credit exceed $65.0 million. In addition, at the option of Blue Ridge, the agreement provides that the interest rate can be permanently increased to 13.875% at any time on or after December 31, 1997. At September 30, 1997, the Company obtained a waiver from the lending financial institution for non-compliance with certain financial covenants included in the agreement.


3.       BUSINESS COMBINATION

         On August 29, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Micros-To-Mainframes, Inc. ("M-T-M") under which BTG would acquire all of the outstanding stock of M-T-M for cash and common stock consideration. M-T-M, which is a publicly-held company having its principal facilities in New York state, specializes in network integration for commercial enterprises. Under the Agreement, the aggregate value of the consideration to be paid to the shareholders of M-T-M will be $25.0 million; however, such amount and the individual components of cash and common stock consideration are subject to adjustment as further provided in the Agreement. The Company expects that the acquisition of M-T-M, which has 120 employees and reported revenues of $58.1 million in its fiscal year ended March 31, 1997, will complement and expand BTG's private sector business, and BTG intends to use the acquisition of M-T-M as a platform for the further development of network integration capabilities throughout the United States. The Company plans to account for the acquisition of M-T-M using the purchase method of accounting. The acquisition is expected to be completed early January 1998, subject to, among other things, approval of the transaction by M-T-M's shareholders.

                           BTG, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1997
                                  (Unaudited)

4.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Statement 128 simplifies the earnings per share ("EPS") computations currently required under Accounting Principles Board Opinion No. 15, Earnings Per Share, and revises the related disclosure requirements. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, Statement 128 requires dual presentation of basic and diluted EPS. Statement 128 is effective for both interim and annual financial statements issued for periods ending after December 15, 1997. Had Statement 128 been effective for the second quarter of fiscal 1998, basic EPS would have been ($0.27) and ($0.25) for the three and six month periods ended September 30, 1997 and $0.32 and $0.45 for the three and six month periods ended September 30, 1996. Diluted EPS would have been ($0.27) and ($0.25) for the three and six month periods ended September 30, 1997 and $0.31 and $0.43 for the three and six month periods ended September 30, 1996.

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

                 The Company's operating performance is affected by both the number and type of contracts held, the timing of the installation or delivery of the Company's services and products, and the relative margins of the services performed or products sold. In general, the Company recognizes its highest margins on its most specialized systems engineering and software development projects and lower margins on sales of commercial-off-the-shelf products, which sales contracts tend to have lower services components and a more competitive after-contract award environment.

                 In August 1996, the Company formed a new subsidiary, Community Networks, Inc. ("CNI"), in which the Company maintains a majority interest at September 30, 1997. CNI was created to allow broadband network operators to sell enhanced Internet services to residential consumers and businesses. CNI's initial market has been high-speed Internet access via cable television plants, focused on mid-sized and independent cable operators. During fiscal 1997 and the six months ended September 30, 1997, the Company's operating income has reflected losses generated by CNI of approximately $1.2 million and $2.5 million, respectively. In addition, at September 30, 1997, the Company's consolidated balance sheet reflects net capitalized costs of approximately $1.9 million associated with the development of CNI's proprietary software products. The Company has recently initiated efforts to significantly reduce operating expenses at CNI and, thereby, reduce the negative impact on the Company's operating results. In the future, CNI will focus on providing licensed software, as well as systems integration and related Internet applications support, primarily on a fee for service basis, to the telecommunications industry.

                 On June 12, 1997, the Company acquired Nations, Inc. ("Nations"), which is primarily involved in software engineering, modeling and simulation, program management support services, systems engineering, and integrated logistics support services, principally to the Government.

RESULTS OF OPERATIONS

                 The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and
(ii) the percentage period-to-period increase (decrease) in such items:

                                                                                          % PERIOD-TO-PERIOD
                                               PERCENTAGE OF REVENUE                INCREASE (DECREASE) OF DOLLARS
                                    --------------------------------------------  -----------------------------------
                                       THREE MONTHS ENDED     SIX MONTHS ENDED      THREE MONTHS       SIX MONTHS
                                         SEPTEMBER 30,          SEPTEMBER 30,        ENDED SEPT.       ENDED SEPT.
                                    --------------------------------------------       30, 1997         30, 1997
                                                                                     COMPARED TO       COMPARED TO
                                                                                    THREE MONTHS       SIX MONTHS
                                                                                     ENDED SEPT.       ENDED SEPT.
                                        1997        1996        1997     1996          30, 1996          30, 1996
                                        ----        ----        ----     ----     ----------------------------------
Revenue:
  Contract revenue  . . . . . . . . .    25.5%     25.2%        28.3%    26.0%           66.9%              77.1%
  Product sales   . . . . . . . . . .    74.5      74.8         71.7     74.0            64.2               57.4
    Total revenue   . . . . . . . . .   100.0     100.0        100.0    100.0            64.9               62.5
Direct costs:
  Contract costs (as a % of
    contract revenue)   . . . . . . .    69.6      66.0         68.7     60.7            75.9              100.4
  Cost of product sales (as a %
    of product sales)   . . . . . . .    93.2      87.7         91.3     87.4            74.5               64.3
    Total direct costs (as a %
      of total revenue)   . . . . . .    87.2      82.2         84.9     80.5            74.8               71.4
Indirect, general and administrative
  expenses  . . . . . . . . . . . . .    13.1      13.3         14.5     15.4            61.5               52.6
Amortization and other operating costs,
  net   . . . . . . . . . . . . . . .     0.7       0.4          0.6      0.5           150.1               95.6
Operating income (loss) . . . . . . .    (0.9)      4.0          0.0      3.6          (137.9)             (99.6)
Interest expense  . . . . . . . . . .     1.1       1.4          1.2      1.5            26.7               25.4
Equity in earnings of affiliate
  and other income  . . . . . . . . .     0.1       0.6          0.1      0.6           (81.4)             (65.8)
Income (loss) before income taxes . .    (1.9)      3.1         (1.1)     2.6          (202.6)            (166.1)
Income tax expense (benefit)  . . . .    (0.7)      1.4         (0.4)     1.2          (184.5)            (153.2)
Net income (loss) . . . . . . . . . .    (1.2)      1.7         (0.7)     1.4          (217.1)            (176.3)

Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996

         Revenues for the three months ended September 30, 1997 increased by $74.7 million, or 64.9%, from the three months ended September 30, 1996. Of this increase, $19.4 million was attributable to contract revenue, and $55.3 million was attributable to product sales. Major factors affecting the increase in contract revenue in the three months ended September 30, 1997 were the acquisition of Nations, Inc. in June 1997, and the work performed in connection with the National Institutes of Health ("NIH") ImageWorld contract, which was awarded to the Company in August 1996. The increase in product sales was primarily driven by shipments made under two recently awarded Government contracts: the U.S. Army PC-2 contract, which was awarded to the Company in October 1996, and the U.S. Department of State contract, which was awarded to the Company in April 1997; an increase in sales under General Services Administration ("GSA") Schedule contracts, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts; and several large open market orders to another prime contractor of the Government. In the three months ended September 30, 1997, approximately 92.2% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 90.5% in the three months ended September 30, 1996.

         Direct costs, expressed as a percentage of total revenue, increased from 82.2% in the three months ended September 30, 1996 to 87.2% in the three months ended September 30, 1997. Contract costs, which include labor, subcontract, material and other costs directly related to contract revenue, increased as a percentage of contract revenue from 66.0% in the three months ended September 30, 1996 to 69.6% in the three months ended September 30, 1997. This increase was primarily the result of increased integration and networking contracts and contracts acquired in connection with the acquisition of Nations, both of which require higher levels of material and other direct costs than does BTG's historical contract base. Cost of product sales as a percentage of product sales increased from 87.7% in the three months ended September 30, 1996 to 93.2% in the three months ended September 30, 1997. This increase was due in large part to both the startup costs of several large indefinite delivery-indefinite quantity ("IDIQ") Government contracts and lower gross margins on certain enterprise license software sales. Gross margins on large, IDIQ hardware contracts tend to be lower in the early stages of the contract and generally increase as the contract matures due to a variety of factors including higher volumes and the purchase of newer technology. However, due to the increasing levels of competition for IDIQ contracts and the inherent uncertainty of the product mix or quantity of Government purchases thereunder, the Company cannot accurately estimate future profitability levels under these contracts.

         Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended September 30, 1997 increased by $9.5 million, or 61.5%, from the same period in 1996. The increase was due primarily to indirect expenses incurred by Nations, which was acquired in June 1997; higher indirect expenses incurred by CNI; and indirect expenses resulting from an increase in the overall volume of business as compared to the comparable period of the prior year. Expressed as a percentage of total revenues, indirect, general and administrative expenses decreased for the three months ended September 30, 1997 to 13.1% from 13.3% in the three months ended September 30, 1996.

         Amortization and other operating costs, which include both amortization expense associated with goodwill and other intangible assets and other operating expenses which are non-reimbursable under Government contracts, increased by $752,000 in the three months ended September 30, 1997, as compared with the comparable period of the prior year. This increase was primarily attributable to the amortization of product development costs associated with the development of certain software products designed for use by CNI, as well as certain financial advisory fees which were incurred during the period.

         Interest expense for the three months ended September 30, 1997 increased by $438,000, or 26.7%, from the comparable period of the prior year. This increase was due in large part to the significant growth in revenue during the three months ended September 30, 1997 as compared with the comparable period of the prior year, which resulted in higher receivable and inventory balances, thereby resulting in higher levels of required financing under the Company's line of credit. In addition, increased interest costs resulted from the Company's acquisition of Nations in June 1997, the purchase of which was financed through the Company's line of credit. As a percentage of total revenues, interest expense decreased for the three months ended September 30, 1997 to 1.1% from 1.4% in the three months ended September 30, 1996. This decrease is attributable to both the follow-on common stock offering which was completed in December 1996 and improved accounts receivable collections.

         Equity in the earnings of unconsolidated affiliates was $72,000 during the three months ended September 30, 1997, and resulted from the Company's interest in an unincorporated joint venture. The joint venture entity, which is with an unrelated company, was created for the purpose of performing under a specific contract and was acquired by the Company in connection with its acquisition of CAI. Income from this source decreased by $591,000 in the three months ended September 30, 1997, as compared to the comparable period of the prior year, as the result of a lower demand for products under this contract. The Company does not anticipate significant future product demand under the contract for which this joint venture was formed, since the contract is nearing completion.

         Income tax expense, as a percentage of income before income taxes, was 44.6% during the three months ended September 30, 1996; however, due to the pre-tax loss experienced by the Company during the three months ended September 30, 1997, there was an income tax benefit, which as a percentage of the loss before income taxes, was 36.8% for the three month period.

         Net income for the three months ended September 30, 1997 decreased by $4.3 million, or 217.1%, from the three months ended September 30, 1996, due to the reasons discussed above.

Six Months Ended September 30, 1997 Compared With Six Months Ended September 30, 1996

         Revenues for the six months ended September 30, 1997 increased by $119.1 million, or 62.5%, from the six months ended September 30, 1996. Of this increase, $38.2 million was attributable to contract revenue, and $80.9 million was attributable to product sales. Major factors affecting the increase in contract revenue in the six months ended September 30, 1997 were the acquisition of Nations in June 1997; work performed in connection with the NIH ImageWorld contract; and increased revenues generated under the Company's Integration for Command, Control, Communications, Computers and Intelligence ("IC4I") contract. The increase in product sales was primarily driven by shipments made under two recently awarded Government contracts: the U.S. Army PC-2 contract and the U.S. Department of State contract; an increase in sales under GSA Schedule contracts, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts; several large open market orders to another prime contractor of the Government; and increased sales under the Company's TDA-2 contract with the U.S. Department of Treasury. The overall increase in product sales was offset by a reduction in shipments under the Company's contract with the Tennessee Valley Authority. In the six months ended September 30, 1997, approximately 90.3% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 89.6% in the six months ended September 30, 1996.

         Direct costs, expressed as a percentage of total revenue, increased from 80.5% in the six months ended September 30, 1996 to 84.9% in the six months ended September 30, 1997. Contract costs as a percentage of contract revenue increased from 60.7% in the six months ended September 30, 1996 to 68.7% in the six months ended September 30, 1997, primarily as a result of increased revenues generated from the IC4I contract; from contracts acquired in connection with the acquisition of Nations; and from an increase in revenues generated from systems integration and networking contracts. The IC4I contract, the contracts acquired from the acquisition of Nations, and the Company's systems integration and networking contracts require higher levels of material and other direct costs than does BTG's historical contract base, which has a more labor intensive, higher gross margin profile. Cost of product sales as a percentage of product sales increased from 87.4% in the six months ended September 30, 1996 to 91.3% in the six months ended September 30, 1997. This increase was due in large part to both the startup of several large IDIQ Government contracts and lower gross margins on certain enterprise license software sales. Gross margins on large, IDIQ hardware contracts are usually lower in the early stages of the contract and generally increase as the contract matures due to a variety of factors including higher volumes and the purchase of newer technology. However, due to the increasing levels of competition for IDIQ contracts and the inherent uncertainty of the product mix or quantity of Government purchases thereunder, the Company cannot accurately estimate future profitability levels under these contracts.

         Indirect, general and administrative expenses for the six months ended September 30, 1997 increased by $15.5 million, or 52.6%, from the same period in 1996. The increase was due primarily to indirect expenses incurred by Nations and CNI, neither of which were consolidated with the Company for the complete six months ended September 30, 1996, as well as from an increase in the overall volume of business as compared to the comparable period of the prior year. Expressed as a percentage of total revenues, indirect, general and administrative expenses decreased for the six months ended September 30, 1997 to 14.5% from 15.4% in the six months ended September 30, 1996.

         Amortization and other operating costs, which include amortization expense associated with goodwill and other intangible assets and other operating expenses which are non-reimbursable under Government contracts, increased by $907,000, or 95.6%, for the six months ended September 30, 1997 as compared with the same period in the previous year. This increase was primarily attributable to the amortization of product development costs associated with the development of certain software products designed for use by CNI, certain financial advisory fees incurred during the period, and costs associated with merger and acquisition activities.

         Interest expense for the six months ended September 30, 1997 increased by $739,000, or 25.4%, from the comparable period of the prior year. This increase was due in large part to the significant growth in revenue during the six months ended September 30, 1997 as compared with the comparable period of the prior year, which resulted in higher receivable and inventory balances, thereby resulting in higher levels of required financing under the Company's line of credit. In addition, higher interest costs were incurred during the six months ended September 30, 1997 due to interest paid on borrowings related to the Company's acquisition of Nations. As a percentage of total revenues, interest expense decreased for the six months ended September 30, 1997 to 1.2% from 1.5% in the six months ended September 30, 1996. This decrease is attributable to both the follow-on common stock offering which was completed in December 1996 and improved accounts receivable collections.

         Equity in earnings of affiliate was $257,000 during the six months ended September 30, 1997, and resulted from the Company's interest in an unincorporated joint venture. Income from this source decreased by $803,000 in the six months ended September 30, 1997, as compared to the comparable period of the prior year, as the result of a lower demand for products under the contract vehicle for which the joint venture was formed. The Company does not anticipate significant product demand under this contract because it is nearing completion.

         Income tax expense, as a percentage of income before income taxes, was 44.2% during the six months ended September 30, 1996; however, due to the pre-tax loss experienced by the Company during the six months ended September 30, 1997, there was an income tax benefit, which as a percentage of the loss before income taxes, was 35.5% for the six month period.

         Net income for the six months ended September 30, 1997 decreased by $4.9 million, or 176.3%, from the six months ended September 30, 1996, due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash of approximately $14.0 million was used in operating activities during the six months ended September 30, 1997. This net use of cash largely resulted from a significant increase in accounts receivable, which was due to the revenue growth experienced by the Company during the six months ended September 30, 1997 as compared with the comparable period of the prior year. In addition, increases in inventory contributed to the net use of cash in the six months ended September 30, 1997, offset by increases in accounts payable and accrued expenses.

         Investing activities used cash of approximately $12.2 million during the six months ended September 30, 1997. This was primarily due to the acquisition of Nations in June 1997, for which the Company invested cash of approximately $10.1 million. In addition, the Company invested cash of approximately $1.3 million in the purchase of office and computer-related equipment and in leasehold improvements at certain of its facilities, as well as approximately $690,000 in the development of software products designed for use by the Company's newly-formed subsidiary, CNI.

         During the six months ended September 30, 1997, the Company's financing activities provided cash of approximately $26.2 million, resulting primarily from $26.4 million in increased borrowings under the Company's revolving line of credit facility, $11.7 million of which was used to fund the cash portion of the Nations purchase price and to repay borrowings outstanding under Nations' then existing credit facility. The remaining net advances under the revolving line of credit facility were used to finance the Company's increased business volume. At September 30, 1997, the Company obtained a waiver from the lending financial institution for non-compliance with certain financial covenants included in the agreement. The Company also made $899,000 in payments under both outstanding debt and capital lease obligations, the former of which included certain debt acquired in connection with the acquisition of Nations. In addition, the Company received proceeds of $736,000 from sales of stock under certain employee benefit plans during the six months ended September 30, 1997.

         Working capital was $102.0 million as of September 30, 1997, compared to $83.6 million at March 31, 1997. This increase was primarily due to the significant increase in the volume of business during the six months ended September 30, 1997, which resulted in significantly higher receivable and inventory balances. At September 30, 1997, the Company had approximately $26.6 million available for borrowing under its revolving line of credit facility.

         In addition to the revolving line of credit facility, the Company has an inventory financing facility under which it can borrow up to $35.0 million to finance inventory purchases. Outstanding advances to the Company under the inventory financing facility at September 30, 1997 totaled $21.8 million. At September 30, 1997, the Company obtained a waiver from the lending financial institution for non-compliance with certain financial covenants included in the inventory financing facility agreement.

         On February 16, 1996, the Company issued $15.0 million in senior subordinated notes (the "Notes") under a Note and Warrant Purchase Agreement with Nomura Holding America, Inc. ("Nomura"). Under the original agreement, the Notes, which are due in 2001, accrued interest at a rate of 12.875% per annum. In addition, the original agreement restricted the Company's ability to borrow in excess of $65.0 million under its revolving line of credit facility. On August 29, 1997, Blue Ridge Investments, L.L.C. ("Blue Ridge"), an affiliate of NationsBank, N.A., acquired the Notes from Nomura for a purchase price equal to 106% of the principal amount thereof plus accrued and unpaid interest. In connection with this transaction, the Company agreed to increase the annual interest rate on the Notes to 13.875% during any fiscal quarter in which the Company's borrowings under its revolving line of credit exceed $65.0 million. In addition, at the option of Blue Ridge, the agreement provides that the interest rate can be permanently increased to 13.875% at any time on or after December 31, 1997. At September 30, 1997, the Company obtained a waiver from the lending financial institution for non-compliance with certain financial covenants included in the agreement.

         Due to the significant growth recently experienced by BTG and the projected levels of product sales in the Company's third and fourth fiscal quarters, the Company will need to increase the availability of funds under its revolving line of credit and inventory financing facilities. As a result, the Company is currently negotiating amendments to its financing facilities to provide for the estimated additional funding. Management believes that it will be able to refinance its current facilities in a manner that will provide sufficient funds for the Company's growth and operations during the next year.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on September 17, 1997, the following proposals were adopted by the margins indicated:

         1.      To elect two nominees for Director:

                                             For                         Withheld Authority
                                             ---                         ------------------
         Edward H. Bersoff                7,077,514                            100,678
         Donald M. Wallach                7,078,259                             99,933




         The following Directors continued their terms of office: Ruth M. Davis, James V. Kimsey, Alan G. Merten, Raymond T. Tate, and Ronald L. Turner.


         2.      To approve the Company's Non-Employee Director Stock Purchase
                 Plan:

                 For                                             4,122,041
                 Against                                           130,037
                 Abstain                                            98,021
                 Broker Non-Votes                                2,828,093


         3. To approve an amendment to the Company's Articles of Incorporation to increase the total number of authorized shares of common stock from 10,000,000 to 20,000,000:

                  For                                             6,994,330
                  Against                                           173,428
                  Abstain                                            10,434

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - CONTINUED

         4. To approve an amendment to the Company's 1995 Employee Stock Option Plan increasing the number of shares authorized to be issued pursuant to options granted under the Plan from 750,000 to 1,250,000:

                  For                                             3,552,254
                  Against                                           736,454
                  Abstain                                            12,831
                  Broker Non-Votes                                2,876,653


         5. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1998:

                 For                                             7,164,848
                 Against                                             6,092
                 Abstain                                             7,252



ITEM 5.    OTHER INFORMATION

         No information to report.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         A.  EXHIBITS

         The following exhibits are either filed with this Report or are incorporated herein by reference:

         3.1 Amendment to the Amended and Restated Articles of Incorporation of BTG, Inc.

         3.2     Amended and Restated Articles of Incorporation of BTG, Inc.

         3.3 Amended and Restated By-laws of BTG, Inc. (incorporated by reference to exhibit 3.4 to BTG, Inc.'s registration statement on Form S-1 (File No. 33-85854)).

         4.1 Specimen certificate of share of Common Stock (incorporated by reference to exhibit 4.3 to BTG, Inc.'s registration statement on Form S-8 (File No. 33-97302)).


         10.1 Fifth Modification, dated June 27, 1997, to Business Loan and Security Agreement, dated as of November 28, 1995, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A.

         10.2 Sixth Modification, dated August 12, 1997, to Business Loan and Security Agreement, dated as of November 28, 1995, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A.

         10.3 Fourth Amendment, dated August 29, 1997, between BTG, Inc. and Blue Ridge Investments, L.L.C., to Note and Warrant Purchase Agreement, dated February 16, 1996, between BTG, Inc. and Nomura Holding America, Inc.

         10.4 Non-Employee Director Stock Purchase Plan (incorporated by reference to BTG, Inc.'s registration statement on Form S-1 (File No. 333-14767)).*

         10.5    Employment Agreement between the Company and Edward H.
                 Bersoff.*

         10.6    Amendment to Employee Stock Purchase Plan.*

         10.7 Agreement and Plan of Merger by and among BTG, Inc., Micros-To-Mainframes, Inc. and BTG Merger Sub, Inc. dated as of August 29, 1997 (incorporated by reference to BTG, Inc.'s
                 Schedule 13D (File No. 005-48499)).

         11      Statement regarding computation of per share earnings.

         27      Financial data schedule.

         ------------------------------------

         *  Management contract or compensatory plan or arrangement.

         B.  REPORTS ON FORM 8-K

         DATE OF REPORT                                      SUBJECT OF REPORT
         --------------                                      -----------------
         August 14, 1997                                    On June 12, 1997, BTG, Inc. consummated the
                                                            acquisition of all the issued
                                                            and outstanding shares of Nations, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      November 14, 1997         BTG, INC.

                                     /s/ John M. Hughes
                                     ----------------------------------
                                     John M. Hughes
                                     Duly Authorized Signatory and
                                     Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                            Exhibit
-----------                            -------

    3.1          Amendment to the Amended and Restated Articles of
                 Incorporation of BTG, Inc.

    3.2          Amended and Restated Articles of Incorporation of BTG, Inc.

    3.3 Amended and Restated By-laws of BTG, Inc. (incorporated by reference to exhibit 3.4 to BTG, Inc.'s registration statement on Form S-1 (File No. 33-85854)).

    4.1 Specimen certificate of share of Common Stock (incorporated by reference to exhibit 4.3 to BTG, Inc.'s registration statement on Form S-8 (File No. 33-97302)).

    10.1         Fifth Modification, dated June 27, 1997, to Business Loan and
                 Security Agreement, dated as of November 28, 1995, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A.

    10.2 Sixth Modification, dated August 12, 1997, to Business Loan and Security Agreement, dated as of November 28, 1995, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A.

    10.3         Fourth Amendment, dated August 29, 1997, between BTG, Inc. and
                 Blue Ridge Investments, L.L.C., to Note and Warrant Purchase
                 Agreement, dated February 16, 1996, between BTG, Inc. and
                 Nomura Holding America, Inc.

    10.4 Non-Employee Director Stock Purchase Plan (incorporated by reference to BTG, Inc.'s registration statement on Form S-1
                 (File No. 333-14767)).*

    10.5         Employment Agreement between the Company and Edward H.
                 Bersoff.*

    10.6         Amendment to Employee Stock Purchase Plan.*

    10.7         Agreement and Plan of Merger by and among BTG, Inc.,
                 Micros-To-Mainframes, Inc. and BTG Merger Sub, Inc. dated as of August 29, 1997 (incorporated by reference to BTG, Inc.'s
                 Schedule 13D (File No. 005-48499)).

    11           Statement regarding computation of per share earnings.

    27           Financial data schedule.

    --------------------------------

    *  Management contract or compensatory plan or arrangement.