Form 10-Q
period 1997-12-31
BTG INC /VA/
filed 1998-02-23
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER: 0-25094

                                    BTG, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  VIRGINIA                               54-1194161
----------------------------------------   -------------------------------------
      (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

3877 FAIRFAX RIDGE ROAD, FAIRFAX, VIRGINIA                          22030-7448
------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (703) 383-8000
                                                          --------------------



    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


               CLASS                    OUTSTANDING AT FEBRUARY 10, 1998
          -------------                 --------------------------------
          COMMON STOCK                          8,598,324

                                    BTG, INC.

                               INDEX TO FORM 10-Q


                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

               Consolidated Interim Balance Sheets, December 31, 1997 (unaudited)
                  and March 31, 1997                                                   3

               Consolidated Interim Statements of Operations for the three months ended December 31, 1997 and 1996 and the nine
                  months ended December 31, 1997 and 1996 (unaudited)                  4

               Consolidated Interim Statements of Cash Flows for the nine
                  months ended December 31, 1997 and 1996 (unaudited)                  5

               Notes to Consolidated Interim Financial Statements (unaudited)          6-8


  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  9-15


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                           16

  Item 2.  Changes in Securities                                                       16

  Item 3.  Defaults Upon Senior Securities                                             16

  Item 4.  Submission of Matters to a Vote of Security Holders                         16

  Item 5.  Other Information                                                           16

  Item 6.  Exhibits and Reports on Form 8-K                                            16-17


SIGNATURES                                                                             18


EXHIBIT INDEX                                                                          19

PART I.    FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                       CONSOLIDATED INTERIM BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         DECEMBER 31,      MARCH 31,
                                                                            1997              1997
                                                                          ---------        ---------
ASSETS                                                                   (unaudited)
Current assets:
 Receivables, net .................................................       $ 167,856        $  99,017
 Inventory, net ...................................................          40,306           16,716
 Prepaid expenses .................................................          10,220            8,424
 Other ............................................................           4,199            2,546
                                                                          ---------        ---------
   Total current assets ...........................................       $ 222,581        $ 126,703
                                                                          ---------        ---------
Property and equipment, net .......................................           7,584            6,461
Goodwill, net .....................................................          23,035           16,267
Other intangible assets, net ......................................           3,843            4,199
Other .............................................................           1,962            2,450
                                                                          ---------        ---------
                                                                          $ 259,005        $ 156,080
                                                                          =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt .............................       $   4,600        $     100
  Current maturities of capital lease obligations .................             807              557
 Accounts payable .................................................          85,505           30,902
 Accrued expenses .................................................           6,401            9,894
 Deferred income ..................................................             884            1,111
 Other ............................................................             564              588
                                                                          ---------        ---------
    Total current liabilities .....................................       $  98,761        $  43,152
Line of credit ....................................................          84,465           30,021
Long-term debt, excluding current maturities ......................           9,875           14,225
Capital lease obligations, excluding current maturities ...........           1,162            1,179
Deferred income taxes .............................................             279              770
Other liabilities .................................................             142              488
                                                                          ---------        ---------
   Total liabilities ..............................................       $ 194,684        $  89,835
                                                                          ---------        ---------
Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized;
  no shares issued or outstanding .................................       $      --        $      --
 Common stock, no par value, 20,000,000 shares authorized;8,591,013 and 8,443,844 shares issued and outstanding at December 31, 1997
  and March 31, 1997, respectively ................................          53,053           52,079
 Retained earnings ................................................          11,795           14,693
 Treasury stock, at cost, 50,057 shares ...........................            (527)            (527)
                                                                          ---------        ---------
   Total shareholders' equity .....................................       $  64,321        $  66,245
                                                                          ---------        ---------
                                                                          $ 259,005        $ 156,080
                                                                          =========        =========


             See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             DECEMBER 31,                      DECEMBER 31,
                                                      --------------------------        --------------------------
                                                         1997             1996             1997             1996
                                                      ---------        ---------        ---------        ---------
Revenues:
 Contract revenue .............................       $  44,681        $  29,587        $ 132,368        $  79,091
 Product sales ................................         141,885           89,869          363,880          230,932
                                                      ---------        ---------        ---------        ---------
                                                        186,566          119,456          496,248          310,023

Direct costs:
 Contract costs ...............................          30,891           18,479           91,167           48,552
 Cost of product sales ........................         130,144           79,869          332,742          203,201
                                                      ---------        ---------        ---------        ---------
                                                        161,035           98,348          423,909          251,753

Indirect, general and administrative
 expenses .....................................          23,662           15,770           68,693           45,207
Amortization and other operating costs, net ...             780              400            2,529            1,349
                                                      ---------        ---------        ---------        ---------
                                                        185,477          114,518          495,131          298,309

Operating income ..............................           1,089            4,938            1,117           11,714
Interest expense ..............................          (2,373)          (1,736)          (6,021)          (4,645)
Equity in earnings of unconsolidated affiliates             233              365              490
                                                                                                             1,425
Other income ..................................              --               --              106               --
                                                      ---------        ---------        ---------        ---------
Income (loss) before income taxes .............          (1,051)           3,567           (4,308)           8,494
Income tax expense (benefit) ..................            (253)           1,566           (1,410)           3,742
                                                      ---------        ---------        ---------        ---------

Net income (loss) .............................       $    (798)       $   2,001        $  (2,898)       $   4,752
                                                      =========        =========        =========        =========



Basic earnings (loss) per share ...............       $   (0.09)       $    0.29        $   (0.34)       $    0.74
                                                      =========        =========        =========        =========

Diluted earnings (loss) per share .............       $   (0.09)       $    0.28        $   (0.34)       $    0.72
                                                      =========        =========        =========        =========

Weighted average shares outstanding (used in
 calculation of basic per share results) ......           8,563            6,868            8,522            6,388
                                                      =========        =========        =========        =========
Weighted average shares outstanding (used in
 calculation of diluted per share results) ....           8,563            7,201            8,522            6,627
                                                      =========        =========        =========        =========


             See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                              ------------------------
                                                                                1997            1996
                                                                              --------        --------
Cash flows from operating activities:
Net income (loss) .....................................................       $ (2,898)       $  4,752
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
 Depreciation and amortization ........................................          4,128           2,659
 Deferred income taxes ................................................             --             (60)
 Reserves for accounts receivable and inventory .......................            961             369
 Loss on sale or disposal of property and equipment ...................             76              40
 Gain on sale of investments ..........................................             --              (1)
Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
  (Increase) decrease in restricted cash ..............................             --              47
  (Increase) decrease in receivables ..................................        (60,746)        (39,503)
  (Increase) decrease in inventory ....................................        (24,252)        (12,507)
  (Increase) decrease in prepaid expenses and other current assets ....         (3,644)         (7,294)
  (Increase) decrease in other assets .................................            749            (109)
  Increase (decrease) in accounts payable .............................         51,741          12,947
  Increase (decrease) in accrued expenses .............................         (5,008)          4,237
  Increase (decrease) in other liabilities ............................           (597)         (2,251)
  Increase (decrease) in income taxes currently payable ...............             --          (1,310)
                                                                              --------        --------
   Net cash used in operating activities ..............................       $(39,490)       $(37,984)
                                                                              --------        --------

Cash flows from investing activities:
 Purchase of investment ...............................................             --            (275)
 Purchase of note receivable ..........................................             --            (300)
 Proceeds from sale of investments ....................................             --             363
  Purchases of property and equipment .................................         (1,574)           (668)
  Purchases of subsidiaries, net of cash acquired .....................        (10,129)             --
 Capitalized product development costs ................................           (807)           (726)
                                                                              --------        --------
   Net cash used in investing activities ..............................       $(12,510)       $ (1,606)
                                                                              --------        --------

Cash flows from financing activities:
 Net advances under line of credit ....................................         52,431           6,222
 Principal payments on long-term debt and capital lease obligations ...         (1,099)            (99)
 Payment of debt issue costs ..........................................           (306)           (153)
 Proceeds from the issuance of common stock ...........................            974          33,620
                                                                              --------        --------
   Net cash provided by financing activities ..........................       $ 52,000        $ 39,590
                                                                              --------        --------

Increase (decrease) in unrestricted cash and equivalents ..............             --              --
Unrestricted cash and equivalents, beginning of period ................             --              --
                                                                              --------        --------

Unrestricted cash and equivalents, end of period ......................       $     --        $     --
                                                                              ========        ========


             See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (Unaudited)



1.      BASIS OF PRESENTATION

        The consolidated interim financial statements included herein have been prepared by BTG, Inc. and Subsidiaries ("BTG" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1997. The results of operations for the nine-month period ended December 31, 1997, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1998.


2.      LINE OF CREDIT

        On October 31, 1997, the Company amended its working capital credit facility to provide for an increase in the amount of available borrowings from $85.0 million to $110.0 million. In addition, the term of the credit facility was extended to August 31, 1999. Under the amended agreement, the principal amount outstanding is limited to the lesser of (i) $110.0 million or (ii) a defined borrowing base, which is a variable amount calculated by aggregating a specified set of the Company's accounts receivable and unbilled costs. Interest on advances made under the amended credit facility agreement is, at the option of the Company, either (i) the lender's prime rate or (ii) LIBOR plus a percentage ranging from 1.25% to 2.00% depending on the Company's leverage ratio. At December 31, 1997, the Company was not in compliance with certain of the covenants under the amended credit facility agreement, and has obtained a waiver of such non-compliance from the lenders. The Company is currently negotiating amendments to such covenants.


3.      LONG-TERM DEBT

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

        On August 29, 1997, Blue Ridge Investments, L.L.C. ("Blue Ridge"), an affiliate of NationsBank, N.A., acquired the Notes from Nomura for a purchase price equal to 106% of the principal amount thereof plus accrued and unpaid interest. In connection with this transaction, the Company agreed to increase the annual interest rate on the Notes to 13.875%. At December 31, 1997, the Company was not in compliance with certain financial covenants included in the agreement. The Company is currently negotiating with the lenders under its line of credit facility and Blue Ridge to consolidate all of the Company's long-term debt. Pursuant thereto, the Company will repay the Notes, including a prepayment premium of $900,000, from additional borrowings made with such lenders. Thereafter, the Company plans to repay such additional borrowings with proceeds anticipated from the liquidation of its investment in WheelGroup Corporation.

                           BTG, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS-CONTINUED
                                DECEMBER 31, 1997
                                   (Unaudited)



4.      BUSINESS DIVESTITURE

        On February 12, 1998, BTG and Government Technology Services, Inc. ("GTSI") completed the sale from BTG to GTSI of substantially all of the BTG operating division responsible for reselling computer hardware, software and integrated systems to the federal government. As consideration for the sale, the Company received approximately $8.0 million cash and 15,375 shares of a new series of preferred stock of GTSI, designated Series C 8% cumulative redeemable convertible preferred stock. Ten percent of the purchase price was placed in escrow for a one-year period to serve as security for the Company's indemnification obligations under the acquisition agreement.

        The preferred stock received by the Company automatically converts into 3,000,000 shares of GTSI common stock once the GTSI shareholders approve an amendment to GTSI's charter to increase its authorized common stock to permit the conversion. The preferred stock is nonvoting except for the right to elect one member of the GTSI Board of Directors. Pursuant to the standstill agreement executed at closing, the Company has certain restrictions on its ability to transfer and vote its shares of GTSI stock. The accompanying interim financial statements do not reflect any charges to be made in connection with the business divestiture.


5.      SUBSEQUENT EVENTS

        On August 29, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Micros-To-Mainframes, Inc. ("M-T-M") under which BTG agreed to acquire all of the outstanding common stock of M-T-M for cash and common stock consideration valued at approximately $25.0 million. On February 13, 1998, the Agreement, as subsequently amended, was terminated. Pursuant to the Agreement, BTG paid M-T-M a $500,000 termination fee. In addition, the Company has paid M-T-M $350,000 for additional out-of-pocket expenses in exchange for a release from future liability which may arise as a result of the termination of the Agreement. The Company has also entered into a services agreement with M-T-M under which the Company has paid M-T-M $900,000 for future consulting services.

        On February 19, 1998, the Company announced that its investment in WheelGroup Corporation ("WGC") will be exchanged for 328,325 shares of the common stock of Cisco Systems, Inc. ("Cisco") as a result of Cisco's planned acquisition of all of the outstanding common stock of WGC. BTG's investment in WGC, which is carried at its original cost of approximately $800,000 in the accompanying interim financial statements, was initially made in May 1996.


6.       EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Statement 128 simplified the earnings per share ("EPS") computations required under Accounting Principles Board Opinion No. 15, Earnings Per Share, and revised the related disclosure requirements. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, Statement 128 requires dual presentation of basic and diluted EPS. The Company adopted Statement 128 beginning with its interim financial statements issued for the periods ended December 31, 1997.

                           BTG, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS-CONTINUED
                                DECEMBER 31, 1997
                                   (Unaudited)



        The following schedule illustrates the calculation of basic and diluted earnings per share results for the three and nine month periods ended December 31, 1997 and 1996:


                                                             Three Months Ended            Nine Months Ended
                                                                 December 31,                 December 31,
                                                            ----------------------       ----------------------
                                                             1997           1996          1997            1996
                                                            -------        -------       -------        -------
                                                                    (in thousands, except per share data)
Net income (loss) ...................................       $  (798)       $ 2,001       $(2,898)       $ 4,752



Weighted average common stock shares
   outstanding during the period (used in the
   calculation of basic per share results) ..........         8,563          6,868         8,522          6,388

Dilutive effect of common stock options and
   common stock purchase warrants ...................            --            333            --            239
                                                            -------        -------       -------        -------

Weighted average common stock and common stock
   equivalents outstanding during the period (used in
   the calculation of diluted per share results) ....         8,563          7,201         8,522          6,627
                                                            =======        =======       =======        =======


Basic earnings (loss) per share .....................       $ (0.09)       $  0.29       $ (0.34)       $  0.74
                                                            =======        =======       =======        =======

Diluted earnings (loss) per share ...................       $ (0.09)       $  0.28       $ (0.34)       $  0.72
                                                            =======        =======       =======        =======


        Outstanding common stock options and common stock purchase warrants were not included in the calculation of diluted per share results for the three and nine month periods ended December 31, 1997, since the effect of which would result in antidilutive per-share results given the Company's reported net loss during these periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

        BTG, Inc. ("BTG" or the "Company") is an information technology company providing complete solutions to a broad range of the complex systems and product needs of the United States Government and its agencies and departments (the "Government"), state and local governments and commercial clients. The Company provides systems development, integration, engineering and network design, implementation and security expertise services. In addition, the Company resells computer hardware, software and integrated systems. On February 12, 1998, BTG and Government Technology Services, Inc. ("GTSI") completed the sale from BTG to GTSI of substantially all of the BTG operating division responsible for reselling computer hardware, software and integrated systems to the Government (the "GTSI Transaction"). The Company's common stock is quoted on the NASDAQ National Market under the symbol "BTGI".

        The Company's revenues are derived from both contract activities and product sales. Contract revenue is typically less seasonal than product sales but fluctuates month-to-month based on contract delivery schedules. Contract revenue is typically characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Year-to-year increases in contract revenue have generally resulted from increases in volume, driven by additional work requirements under Government contracts, rather than price increases, which are generally limited to escalation factors of 3-4% on direct labor costs. Product sales tend to be seasonal, with the Company's second and third fiscal quarters typically accounting for the greatest proportion of revenues each year. Product sales are characterized by higher direct costs than contract revenue; however, indirect expenses associated with product sales are generally lower in comparison. Higher volumes as opposed to price increases have generally driven year-to-year increases in product sales. The Company anticipates a decrease in the revenues derived from future product sales as a result of the GTSI Transaction.

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

        In August 1996, the Company formed a new subsidiary, Community Networks, Inc. ("CNI"), in which the Company maintains a majority interest at December 31, 1997. CNI was created to allow broadband network operators to sell enhanced Internet services to residential consumers and businesses. CNI's initial market has been high-speed Internet access via cable television plants, focused on mid-sized and independent cable operators. During fiscal 1997 and the nine months ended December 31, 1997, the Company's operating income has reflected losses generated by CNI of approximately $1.2 million and $3.5 million, respectively. In addition, at December 31, 1997, the Company's consolidated balance sheet reflects net capitalized costs of approximately $1.8 million associated with the development of CNI's proprietary software products. The Company has recently initiated efforts to significantly reduce operating expenses at CNI and, thereby, reduce the negative impact on the Company's operating results. It is planned that in the future, CNI will focus on providing licensed software, as well as systems integration and related Internet applications support, primarily on a fee for service basis, to the telecommunications industry. Several unrelated companies have recently expressed interest in acquiring certain rights to the proprietary software products developed by CNI and the Company is currently evaluating its options in this regard.

        On June 12, 1997, the Company acquired Nations, Inc. ("Nations"), which is primarily involved in software engineering, modeling and simulation, program management support services, systems engineering, and integrated logistics support services, principally to the Government.

        On December 18, 1997, the Company signed a letter of intent under which it would sell substantially all of the BTG operating division responsible for reselling computer hardware, software and integrated systems to GTSI. This transaction was completed on February 12, 1998. As consideration for the GTSI Transaction, the Company received approximately $8.0 million and 15,375 shares of a new series of preferred stock of GTSI, designated Series C 8% cumulative redeemable convertible preferred stock. Ten percent of the purchase price was placed in escrow for a one-year period to serve as security for the Company's indemnification obligations under the acquisition agreement.

        The preferred stock received by the Company automatically converts into 3,000,000 shares of GTSI common stock once the GTSI shareholders approve an amendment to GTSI's charter to increase its authorized common stock to permit the conversion. The preferred stock is nonvoting except for the right to elect one member of the GTSI Board of Directors. Pursuant to the standstill agreement executed at closing, certain restrictions were placed on the Company's ability to transfer and vote its shares of GTSI stock.

        On August 29, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Micros-To-Mainframes, Inc. ("M-T-M") under which BTG agreed to acquire all of the outstanding common stock of M-T-M for cash and common stock consideration valued at approximately $25.0 million. On February 13, 1998, the Agreement, as subsequently amended, was terminated. Pursuant to the Agreement, BTG paid M-T-M a $500,000 termination fee. In addition, the Company has paid M-T-M $350,000 for additional out-of-pocket expenses in exchange for a release from future liability which may arise as a result of the termination of the Agreement. The Company has also entered into a services agreement with M-T-M under which the Company has paid M-T-M $900,000 for future consulting services.

RESULTS OF OPERATIONS

        The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:


                                                                                                            % PERIOD-TO-PERIOD
                                                                   PERCENTAGE OF REVENUE              INCREASE (DECREASE) OF DOLLARS
                                                           --------------------------------------     ------------------------------
                                                                                                      THREE MONTHS      NINE MONTHS
                                                          THREE MONTHS ENDED     NINE MONTHS ENDED     ENDED DEC.        ENDED DEC.
                                                             DECEMBER 31,           DECEMBER 31,        31, 1997          31, 1997
                                                           --------------------------------------     COMPARED TO       COMPARED TO
                                                                                                      THREE MONTHS      NINE MONTHS
                                                                                                       ENDED DEC.       ENDED DEC.
                                                           1997       1996       1997       1996        31, 1996         31, 1996
                                                           -----      -----      -----      -----     ------------      ------------
Revenue:
  Contract revenue ...............................          23.9%      24.8%      26.7%      25.5%        51.0%             67.4%
  Product sales ..................................          76.1       75.2       73.3       74.5         57.9              57.6
    Total revenue ................................         100.0      100.0      100.0      100.0         56.2              60.1
Direct costs:
  Contract costs (as a % of contract revenue) ....          69.1       62.5       68.9       61.4         67.2              87.8
  Cost of product sales (as a % of product sales).          91.7       88.9       91.4       88.0         62.9              63.8
    Total direct costs (as a % of total revenue)..          86.3       82.3       85.4       81.2         63.7              68.4
Indirect, general and administrative expenses.....          12.7       13.2       13.8       14.6         50.0              52.0
Amortization and other operating costs, net ......           0.4        0.3        0.5        0.4         95.0              87.5
Operating income (loss) ..........................           0.6        4.1        0.2        3.8        (77.9)            (90.5)
Interest expense .................................           1.3        1.5        1.2        1.5         36.7              29.6
Equity in earnings of affiliate and other income..           0.1        0.3        0.1        0.5        (36.2)            (58.2)
Income (loss) before income taxes ................          (0.6)       3.0       (0.9)       2.7       (129.5)           (150.7)
Income tax expense (benefit)  ....................          (0.1)       1.3       (0.3)       1.2       (116.2)           (137.7)
Net income (loss) ................................          (0.4)       1.7       (0.6)       1.5       (139.9)           (161.0)


Three Months Ended December 31, 1997 Compared With Three Months Ended December 31, 1996

        Revenues for the three months ended December 31, 1997 increased by $67.1 million, or 56.2%, from the three months ended December 31, 1996. Of this increase, $15.1 million was attributable to contract revenue, and $52.0 million was attributable to product sales. The major factor affecting the increase in contract revenue in the three months ended December 31, 1997 was the acquisition of Nations, Inc. in June 1997. The increase in product sales was primarily driven by shipments made under two recently awarded Government contracts: the U.S. Army PC-2 contract, which was awarded to the Company in October 1996 and first recognized revenue in June 1997, and the U.S. Department of State contract, which was awarded to the Company in April 1997; an increase in sales under General Services Administration ("GSA") Schedule contracts, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts; an increase of sales under the Company's National Institutes of Health ("NIH") electronic computer store contract vehicles; and increased sales under the Company's TDA-2 contract with the U.S. Department of Treasury. The overall increase in product sales was offset by a reduction in orders fulfilled under the Systems Acquisition Support Services ("SASS") contract. The Company anticipates a decrease in future revenues derived from product sales as a result of the GTSI Transaction. In the three months ended December 31, 1997, approximately 95.7% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 90.1% in the three months ended December 31, 1996.

        Direct costs, expressed as a percentage of total revenue, increased from 82.3% in the three months ended December 31, 1996 to 86.3% in the three months ended December 31, 1997. Contract costs, which include labor, subcontract, material and other costs directly related to contract revenue, increased as a percentage of contract revenue from 62.5% in the three months ended December 31, 1996 to 69.1% in the three months ended December 31, 1997. This increase was primarily the result of increased integration and networking contracts and contracts acquired in connection with the acquisition of Nations, both of which require higher levels of material and other direct costs than does BTG's historical contract base. Cost of product sales as a percentage of product sales increased from 88.9% in the three months ended December 31, 1996 to 91.7% in the three months ended December

31, 1997. This increase was due in part to the startup costs associated with several large indefinite delivery-indefinite quantity ("IDIQ") Government contracts. The Company anticipates a significant reduction in revenue and direct costs derived from future product sales as a result of the GTSI Transaction, which included the transfer of certain IDIQ contracts to GTSI.

        Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended December 31, 1997 increased by $7.9 million, or 50.0%, from the same period in 1996. The increase was due primarily to indirect expenses incurred by Nations, which was acquired in June 1997; higher indirect expenses incurred by CNI; and indirect expenses resulting from an increase in the overall volume of business as compared to the comparable period of the prior year. Expressed as a percentage of total revenues, indirect, general and administrative expenses decreased for the three months ended December 31, 1997 to 12.7% from 13.2% in the three months ended December 31, 1996.

        Amortization and other operating costs, which include both amortization expense associated with goodwill and other intangible assets and other operating expenses which are non-reimbursable under Government contracts, increased by $380,000 in the three months ended December 31, 1997, as compared with the comparable period of the prior year. This increase was primarily attributable to the amortization of product development costs associated with the development of certain software products designed for use by CNI, and the amortization of goodwill associated with the acquisition of Nations.

        Interest expense for the three months ended December 31, 1997 increased by $637,000, or 36.7%, from the comparable period of the prior year. This increase was due in large part to the significant growth in revenue during the three months ended December 31, 1997 as compared with the comparable period of the prior year, which resulted in higher receivable and inventory balances, thereby resulting in higher levels of required financing under the Company's line of credit. In addition, increased interest costs resulted from the Company's acquisition of Nations in June 1997, the purchase of which was financed through the Company's line of credit, and from an increase in the interest rate associated with the Company's $15.0 million of senior subordinated notes payable. As a percentage of total revenues, interest expense decreased for the three months ended December 31, 1997 to 1.3% from 1.5% in the three months ended December 31, 1996.

        Equity in the earnings of unconsolidated affiliates was $233,000 during the three months ended December 31, 1997, and resulted from the Company's interest in an unincorporated joint venture. The joint venture entity, which is with an unrelated company, was created for the purpose of performing under a specific Government contract. Income from this source decreased by $132,000 in the three months ended December 31, 1997, as compared to the comparable period of the prior year, as the result of a lower demand for products under this contract. The Company does not anticipate significant future product demand under the contract for which this joint venture was formed, since the contract is nearing completion.

        Income tax expense, as a percentage of income before income taxes, was 43.9% during the three months ended December 31, 1996; however, due to the pre-tax loss experienced by the Company during the three months ended December 31, 1997, there was an income tax benefit, which as a percentage of the loss before income taxes, was 24.1% for the three month period.

        Net income for the three months ended December 31, 1997 decreased by $2.8 million, or 139.9%, from the three months ended December 31, 1996, due to the reasons discussed above. The Company anticipates that net income for the quarterly period ending March 31, 1998 will be adversely affected by certain restructuring charges associated with the GTSI Transaction. However, proceeds from the sale of stock held by the Company in WheelGroup Corporation ("WGC") could offset a significant portion of the adverse affect of such charges. See "Liquidity and Capital Resources".

Nine Months Ended December 31, 1997 Compared With Nine Months Ended December 31, 1996

        Revenues for the nine months ended December 31, 1997 increased by $186.2 million, or 60.1%, from the nine months ended December 31, 1996. Of this increase, $53.3 million was attributable to contract revenue, and $132.9 million was attributable to product sales. Major factors affecting the increase in contract revenue in the nine months ended December 31, 1997 were the acquisition of Nations in June 1997; work performed in connection with the NIH ImageWorld contract; and increased revenues generated under the Company's Integration for Command, Control, Communications, Computers and Intelligence ("IC4I") contract. The increase in product sales was primarily driven by shipments made under two recently awarded Government contracts: the U.S. Army PC-2 contract and the U.S. Department of State contract; an increase in sales under GSA Schedule contracts, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts; several large open market orders to another prime contractor of the Government; an increase of sales under the Company's NIH electronic computer store contracts; and increased sales under the Company's TDA-2 contract with the U.S. Department of Treasury. The overall increase in product sales was offset by reductions in shipments under the Company's contracts with the Tennessee Valley Authority and in orders fulfilled under the Systems Acquisition Support Services ("SASS") contract. The Company anticipates a decrease in the revenues derived from future product sales as a result of the GTSI Transaction. In the nine months ended December 31, 1997, approximately 92.6% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 89.1% in the nine months ended December 31, 1996.

        Direct costs, expressed as a percentage of total revenue, increased from 81.2% in the nine months ended December 31, 1996 to 85.4% in the nine months ended December 31, 1997. Contract costs as a percentage of contract revenue increased from 61.4% in the nine months ended December 31, 1996 to 68.9% in the nine months ended December 31, 1997, primarily as a result of increased revenues generated from the IC4I contract; from contracts acquired in connection with the acquisition of Nations; and from an increase in revenues generated from systems integration and networking contracts. The IC4I contract, the contracts acquired from the acquisition of Nations, and the Company's systems integration and networking contracts require higher levels of material and other direct costs than does BTG's historical contract base, which has a more labor intensive, higher gross margin profile. Cost of product sales as a percentage of product sales increased from 88.0% in the nine months ended December 31, 1996 to 91.4% in the nine months ended December 31, 1997. This increase was due in part to the startup costs associated with several large IDIQ Government contracts. The Company anticipates a significant reduction in revenue and direct costs derived from future product sales as a result of the GTSI Transaction, which included the transfer of certain IDIQ contracts to GTSI.

        Indirect, general and administrative expenses for the nine months ended December 31, 1997 increased by $23.5 million, or 52.0%, from the same period in 1996. The increase was due primarily to indirect expenses incurred by Nations and CNI, neither of which were consolidated with the Company for the complete nine months ended December 31, 1996, as well as from an increase in the overall volume of business as compared to the comparable period of the prior year. Expressed as a percentage of total revenues, indirect, general and administrative expenses decreased for the nine months ended December 31, 1997 to 13.8% from 14.6% in the nine months ended December 31, 1996.

        Amortization and other operating costs increased by $1.2 million, or 87.5%, for the nine months ended December 31, 1997 as compared with the same period in the previous year. This increase was primarily attributable to the amortization of product development costs associated with the development of certain software products designed for use by CNI, certain financial advisory fees incurred during the period, costs associated with merger and acquisition activities, and the amortization of goodwill associated with the acquisition of Nations.

        Interest expense for the nine months ended December 31, 1997 increased by $1.4 million, or 29.6%, from the comparable period of the prior year. This increase was due in large part to the significant growth in revenue during the nine months ended December 31, 1997 as compared with the comparable period of the prior year, which resulted in higher receivable and inventory balances, thereby resulting in higher levels of required financing under the Company's line of credit. In addition, higher interest costs were incurred during the nine months ended December 31, 1997 due to interest paid on borrowings related to the Company's acquisition of Nations. As a percentage of total revenues, interest expense decreased for the nine months ended December 31, 1997 to 1.2% from 1.5% in the nine months ended December 31, 1996.

        Equity in the earnings of unconsolidated affiliates was $491,000 during the nine months ended December 31, 1997, a decrease of $934,000 from the comparable period of the prior year. Such decrease is attributable to a lower demand for products under the contract vehicle for which the affiliated joint venture was formed. The Company does not anticipate significant product demand under this contract because it is nearing completion.

        Income tax expense, as a percentage of income before income taxes, was 44.1% during the nine months ended December 31, 1996; however, due to the pre-tax loss experienced by the Company during the nine months ended December 31, 1997, there was an income tax benefit, which as a percentage of the loss before income taxes, was 32.7% for the nine month period.

        Net income for the nine months ended December 31, 1997 decreased by $7.7 million, or 161.0%, from the nine months ended December 31, 1996, due to the reasons discussed above. The Company anticipates that net income for the quarterly period ending March 31, 1998 will be adversely affected by certain restructuring charges associated with the GTSI Transaction. However, proceeds from the sale of stock held by the Company in WheelGroup Corporation ("WGC") could offset a significant portion of the adverse affect of such charges. See "Liquidity and Capital Resources".



LIQUIDITY AND CAPITAL RESOURCES

        Net cash of approximately $39.5 million was used in operating activities during the nine months ended December 31, 1997. This net use of cash largely resulted from an increase in receivables of $60.8 million, which was due to the revenue growth experienced by the Company during the nine months ended December 31, 1997 as compared with the comparable period of the prior year. In addition, an increase in inventory of $24.3 million, and a decrease of $5.0 million in accrued expenses contributed to the net use of cash in the nine months ended December 31, 1997. These operating uses of cash were offset by an increase in accounts payable of $51.7 million.

        Investing activities used cash of approximately $12.5 million during the nine months ended December 31, 1997. This was primarily due to the acquisition of Nations in June 1997, for which the Company invested cash of approximately $10.1 million. In addition, the Company invested cash of approximately $1.6 million in the purchase of office and computer-related equipment and in leasehold improvements at certain of its facilities, as well as approximately $807,000 in the development of software products designed for use by the Company's subsidiary, CNI.

        During the nine months ended December 31, 1997, the Company's financing activities provided cash of approximately $52.0 million, resulting primarily from $52.4 million in increased borrowings under the Company's revolving line of credit facility, $11.7 million of which was used to fund the cash portion of the Nations purchase price and to repay borrowings outstanding under Nations' then existing credit facility. The remaining net advances under the revolving line of credit facility were used to finance the Company's increased business volume. The Company also made $1.1 million in payments under both outstanding debt and capital lease obligations, the former of which included certain debt acquired in connection with the acquisition of Nations. In addition, the Company received proceeds of $974,000 from sales of stock under certain employee benefit plans during the nine months ended December 31, 1997 and paid approximately $306,000 in debt issue costs.

        Working capital was $123.8 million as of December 31, 1997, compared to $83.6 million at March 31, 1997. This increase was primarily due to the significant increase in the volume of business during the nine months ended December 31, 1997, which resulted in significantly higher receivable and inventory balances. At December 31, 1997, the Company had approximately $3.5 million available for borrowing under its revolving line of credit facility.

        On October 31, 1997, the Company amended its revolving line of credit facility to provide for an increase in the amount of available borrowings from $85.0 million to $110.0 million. In addition, the term of the credit facility was extended to August 31, 1999. Under the amended agreement, the principal amount outstanding is limited to the lesser of (i) $110.0 million or (ii) a defined borrowing base, which is a variable amount calculated by aggregating a specified set of the Company's accounts receivable and unbilled costs. Interest on advances made under the amended credit facility agreement is, at the option of the Company, either (i) the lender's prime rate or (ii) LIBOR plus a percentage ranging from 1.25% to 2.00% depending on the Company's leverage ratio. At December 31, 1997, the Company was not in compliance with certain of the covenants under the amended credit facility agreement, and has obtained a waiver of such non-compliance from the lenders. The Company is currently negotiating amendments to such covenants.

        In addition to the revolving line of credit facility, the Company had an inventory financing facility under which it could borrow up to $35.0 million to finance inventory purchases. Outstanding advances to the Company under the inventory financing facility at December 31, 1997 totaled $22.5 million. All advances under the inventory financing facility were paid by the Company during February 1998 in connection with the Company's sale to GTSI of its product reselling operating division.

        On February 16, 1996, the Company issued $15.0 million in senior subordinated notes (the "Notes") under a Note and Warrant Purchase Agreement with Nomura Holding America, Inc. ("Nomura"). Under the original agreement, the Notes, which are due in 2001, accrued interest at a rate of 12.875% per annum. In addition, the original agreement restricted the Company's ability to borrow in excess of $65.0 million under its revolving line of credit facility. On August 29, 1997, Blue Ridge Investments, L.L.C. ("Blue Ridge"), an affiliate of NationsBank, N.A., acquired the Notes from Nomura for a purchase price equal to 106% of the principal amount thereof plus accrued and unpaid interest. In connection with this transaction, the Company agreed to increase the annual interest rate on the Notes to 13.875% after December 31, 1997. At December 31, 1997, the Company was not in compliance with certain financial covenants included in the agreement. The Company is currently negotiating with the lenders under its revolving line of credit facility and Blue Ridge to consolidate all of the Company's long-term debt. Pursuant thereto, the Company will repay the Notes, including a prepayment premium of $900,000, from additional borrowings made with such lenders. Thereafter, the Company plans to repay such additional borrowings with proceeds anticipated from the liquidation of its investment in WheelGroup Corporation.

        As consideration for the GTSI Transaction in February 1998, the Company received approximately $8.0 million and 15,375 shares of a new series of preferred stock of GTSI, designated Series C 8% cumulative redeemable convertible preferred stock. Ten percent of the purchase price was placed in escrow for a one-year period to serve as security for the Company's indemnification obligations under the acquisition agreement. The preferred stock received by the Company automatically converts into 3,000,000 shares of GTSI common stock once the GTSI shareholders approve an amendment to GTSI's charter to increase its authorized common stock to permit the conversion. The preferred stock is nonvoting except for the right to elect one member of the GTSI Board of Directors. Pursuant to the standstill agreement executed at closing, certain restrictions were placed on the Company's ability to transfer and vote its shares of GTSI stock.

        On February 19, 1998, the Company announced that its investment in WheelGroup Corporation ("WGC") will be exchanged for 328,325 shares of the common stock of Cisco Systems, Inc. ("Cisco") as a result of Cisco's planned acquisition of all of the outstanding common stock of WGC. BTG's investment in WGC, which is carried at its original cost of approximately $800,000, was initially made in May 1996. It is anticipated that BTG will initially receive unregistered common shares in Cisco which are to be registered 20 days after the sale is completed. Of the total shares to be received by BTG, approximately 62,000 are to remain in escrow for a one year period. Management believes that there will be no restrictions on BTG's ability to trade the remaining shares. Although closing on the sale of WGC stock to Cisco is expected to occur in March 1998, there can be no assurances that such transaction will be consummated as scheduled.

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


ITEM 5.  OTHER INFORMATION

        See Footnote 4, Business Divestiture, regarding the sale of substantially all of BTG's product reselling operating division to GTSI. See also Footnote 5, Subsequent Events, regarding the termination of the agreement to acquire the outstanding common stock of M-T-M.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A. EXHIBITS

        The following exhibits are either filed with this Report or are incorporated herein by reference:

        3.1 Amendment to the Amended and Restated Articles of Incorporation of BTG, Inc. (incorporated by reference to BTG, Inc.'s Form 10-Q for the quarter ended September 30, 1997).

        3.2 Amended and Restated Articles of Incorporation of BTG, Inc. (incorporated by reference to BTG, Inc.'s Form 10-Q for the quarter ended September 30, 1997).

        3.3 Amended and Restated By-laws of BTG, Inc. (incorporated by reference to exhibit 3.4 to BTG, Inc.'s registration statement on Form S-1 (File No. 33-85854)).

        4.1 Specimen certificate of share of Common Stock (incorporated by reference to exhibit 4.3 to BTG, Inc.'s registration statement on Form S-8 (File No. 33-97302)).

        10.1 Asset Purchase Agreement, dated February 12, 1998, among BTG, Inc., BTG Technology Systems, Inc., Concept Automation, Inc. and Government Technology Services, Inc.

        10.2 Standstill Agreement, dated February 12, 1998, among BTG, Inc. and Government Technology Services, Inc.

        10.3 Certificate of Designations, Preferences and Rights of Series C 8% Cumulative Redeemable Convertible Preferred Stock.

        10.4 Amended and Restated Business Loan and Security Agreement, dated as of October 31, 1997, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A. (incorporated by reference to BTG, Inc.'s registration statement on Form S-4 (File No. 333-40917)).

        11      Statement regarding computation of per share earnings.

        27      Financial data schedule.



   B. REPORTS ON FORM 8-K

   DATE OF REPORT                    SUBJECT OF REPORT
   --------------                    -----------------

   December 19, 1997                 BTG  reported  the  signing  of a letter of
                                     intent    with    Government     Technology
                                     Services,  Inc.  ("GTSI")  under  which BTG
                                     would  sell  to GTSI  substantially  all of
                                     its product reselling division.

   January 9, 1998                   BTG  reported  that  the   shareholders  of
                                     Micros-to-Mainframes,     Inc.    ("M-T-M")
                                     approved   BTG's  planned   acquisition  of
                                     M-T-M  and  that  the  parties   agreed  to
                                     extend  the  termination  date set forth in
                                     the  Agreement  and Plan of  Merger,  dated
                                     August  29,  1997,  as  amended  among BTG,
                                     M-T-M  and  a  wholly-owned  subsidiary  of
                                     BTG.

   February 6, 1998                         BTG  reported  that  BTG  and  M-T-M
                                     agreed to extend the  termination  date set
                                     forth in the  Agreement and Plan of Merger,
                                     dated  August 29,  1997,  as amended  among
                                     BTG,  M-T-M and a  wholly-owned  subsidiary
                                     of BTG.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    February 23, 1998               BTG, INC.



                                         /s/ John M. Hughes
                                         -------------------------------
                                         John M. Hughes
                                         Duly Authorized Signatory and
                                         Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                                 Exhibit

3.1 Amendment to the Amended and Restated Articles of Incorporation of BTG, Inc. (incorporated by reference to BTG, Inc.'s Form 10-Q for the quarter ended September 30, 1997)

3.2            Amended and Restated Articles of Incorporation of BTG, Inc.
               (incorporated by reference to BTG, Inc.'s Form 10-Q for the quarter ended September 30, 1997)

3.3 Amended and Restated By-laws of BTG, Inc. (incorporated by reference to exhibit 3.4 to BTG, Inc.'s registration statement on Form S-1 (File No. 33-85854))

4.1 Specimen certificate of share of Common Stock (incorporated by reference to exhibit 4.3 to BTG, Inc.'s registration statement on Form S-8 (File No. 33-97302))

10.1 Asset Purchase Agreement, dated February 12, 1998, among BTG, Inc., BTG Technology Systems, Inc., Concept Automation, Inc. and Government Technology Services, Inc.

10.2           Standstill Agreement, dated February 12, 1998, among BTG, Inc.
               and Government Technology Services, Inc.

10.3 Certificate of Designations, Preferences and Rights of Series C 8% Cumulative Redeemable Convertible Preferred Stock

10.4 Amended and Restated Business Loan and Security Agreement, dated as of October 31, 1997, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A. (incorporated by reference to BTG, Inc.'s registration statement on Form S-4 (File No. 333-40917))

11             Statement regarding computation of per share earnings

27             Financial data schedule