Form 10-K
period 1998-03-31
BTG INC /VA/
filed 1998-06-29
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended March 31, 1998

                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                ------------    ------------
                         Commission file number 0-25094

                                   BTG, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      VIRGINIA                                                               54-1194161
---------------------------------------------------                                  -----------------------
          (State or other jurisdiction of                                                 (I.R.S. Employer
           incorporation or organization)                                               Identification No.)

         3877 FAIRFAX RIDGE ROAD, FAIRFAX, VIRGINIA                                          22030-7448
------------------------------------------------------------                            -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  [     ]

         Based upon the closing price of the registrant's common stock as of June 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant is $ 37,183,428*.

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                              Class: Common Stock.

                Outstanding at June 15, 1998:  8,782,496 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART II: PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

PART III: PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON AUGUST 5, 1998.


--------------------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

                                     PART I

ITEM 1.          BUSINESS

INTRODUCTION

         BTG, Inc. ("BTG" or the "Company") is an information systems and services company providing complete solutions to a broad range of the complex systems and product needs of the United States Government and its agencies and departments (the "Government") and other commercial and state and local government customers. The Company provides systems development, integration, engineering and network design, implementation and security expertise services (the "Systems Business"). In addition, during fiscal 1998 and prior years, the Company was significantly involved in the reselling of computer hardware and software (the "Product Reselling Business"). Through acquisitions, internal growth and successful contract awards, the Company has increased its participation as a significant provider of information technology solutions to the Government. The Company intends to continue to expand and diversify its Government client base and to pursue other opportunities for commercial application of its expertise. During fiscal years 1998 and 1997, the Company's revenues were $588.9 million and $399.9 million, respectively, and it recorded a net loss from continuing operations in fiscal 1998 of $29.2 million and net income from continuing operations of $5.0 million in fiscal 1997.

         BTG was formed in 1982 to provide systems engineering and software development services to the Government defense intelligence community. During the 1980s, the Company primarily focused on the development of operational prototyping techniques for software development and software configuration management for its Government customers. In June 1992, the Company acquired BDS, Inc. ("BDS"), a value-added reseller of computer software and hardware and a provider of integrated information systems. The acquisition of BDS complemented the Company's then-existing systems development, engineering and integration services business by providing access to a broad array of high-end, commercial off-the-shelf ("COTS") software and hardware products. In 1994 and 1995, the Company acquired several other companies involved in providing information systems and services in order to further enhance the Company's internal capabilities and product offerings. In June 1997, the Company acquired Nations, Inc. ("Nations"), which was primarily involved in systems engineering and software development for the Government. These strategic acquisitions, combined with the Company's internal growth from existing operations, have enhanced the Company's presence in the markets it serves and have led BTG to become a single source for customers who need start-to-finish technology solutions.

     In recent years, the Company identified what it believed to be a dramatic change in the federal product reselling market. The Government's product purchasing strategy shifted its focus to contract vehicles such as General Services Administration ("GSA") Schedules, which heavily weigh lowest price as opposed to best value. As profit margins in the Product Reselling Business began to shrink during fiscal 1998, it became increasingly clear to the Company that only the largest product resellers could generate the volume of sales required to compensate for the decreasing product margins. Accordingly, on February 12, 1998, BTG completed the sale to Government Technology Services, Inc. ("GTSI") of (i) certain of the assets, principally inventory and property and equipment, and (ii) certain of the existing contracts and outstanding customer orders of BTG's Product Reselling Business (the "GTSI Transaction"). In addition, GTSI hired a significant number of the individuals previously employed by BTG in the Product Reselling Business. As consideration for the sale, BTG received $8.0 million and 15,375 shares of a new series of preferred stock of GTSI, designated Series C 8% cumulative redeemable convertible preferred stock. Ten percent of the purchase price was placed in escrow for a one-year period to serve as security for the Company's indemnification for potential obligations under the acquisition agreement. Following approval by the GTSI shareholders on May 12, 1998, the preferred stock received by the Company converted into 3,000,000 shares of GTSI common stock. This investment represents a 30.8% ownership interest in GTSI. Management of the Company believes that BTG's relationship with GTSI will offer significant benefits to both its customers and shareholders as the combined reselling operations of GTSI and BTG's Product Reselling Business produce the high-volume, low per-unit cost essential to profitability in the product reselling market. In addition, BTG believes it can continue to offer high-quality, end-to-end solutions by combining its systems integration and engineering services with GTSI's product fulfillment capabilities. Although the Company will continue to have revenue from reselling computer hardware and software, a significant decrease in future product sales, as compared to fiscal 1998, is anticipated as a result of the GTSI Transaction.

The Company's headquarters and executive offices are located at 3877 Fairfax Ridge Road, Fairfax, Virginia 22030-7448, and its telephone number is (703) 383-8000.


INDUSTRY BACKGROUND

         Since the mid- to late 1980s, the Government, like many corporate organizations, has increasingly adopted computer networking technology to connect personal computers into resource-sharing work groups referred to as local area networks ("LANs"). In recent years, there has been an increasing demand in the information technology industry for open systems approaches designed to create interoperability among COTS computer software and hardware products manufactured by different suppliers. In addition, concerns over excessive development costs and the rapid pace of technological change have led both Government and commercial customers to demand more flexible systems created by adapting readily-available COTS software and hardware, rather than systems that have been built to customized specifications.

         The Government information technology market is generally characterized by highly-structured procurement rules and procedures, large contracts, a relatively long sales cycle (often several years), significant barriers to entry, and low collection risks. In addition, many contracts in the defense and intelligence areas require high-level security clearances.

         Since the late 1980s, the Government has made use of fewer, but larger-scale procurements to meet its information technology requirements, requiring companies to have greater financial and technical resources in order to participate in competitive bids. This has necessitated increased use of teaming agreements among several firms in order to fulfill the requirements of the larger procurements, which have typically been awarded as indefinite delivery-indefinite quantity ("IDIQ") type contracts. Increasingly, such IDIQ awards have been made to more than one team which has resulted in post-award competition for contract orders. See "Government Contracts -- Negotiated Procurement Contracts".

         The 1990s marked the emergence of rapidly developing Internet / intranet technologies. Although information technologies, such as ARPANET, secure data transmissions, and data encryption have long been in use in the military intelligence arena, recent technological advancements in computer hardware and software technology have now made such applications economically viable for use by private companies. This has given rise to the need for specialized expertise in the areas of local and wide area network design and installation, network management and operation, and network security, all using new and complex information technology hardware and software products.


COMPANY OPERATIONS

         During fiscal 1998 and 1997, the Company's business has been organized into two principal areas: the Systems Business and the Product Reselling Business. Overall, the Systems Business accounted for approximately 29.9% and 27.4% of revenues in fiscal 1998 and 1997, respectively, while the Product Reselling Business accounted for approximately 70.1% and 72.6% of total revenues during such periods. As a result of the GTSI Transaction, the Company anticipates a significant reduction in future revenues generated from product sales.

    The Systems Business

         At the beginning of fiscal 1997, the Company organized the Systems Business into two strategic units: the Systems Engineering Business Unit and the Integration and Network Systems Business Unit. The Systems Engineering Business Unit is generally engaged in system development, integration and engineering activities primarily for defense oriented applications. The Integration and Network Systems Business Unit is generally engaged in network design and development and electronic data interchange activities primarily for civilian Government, state and local government, and commercial oriented applications.

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

         The Company has specific expertise in data assimilation and correlation applications, that is, the technique of accepting, processing, correlating, displaying and analyzing electronic data from land-, sea-, air-, and space-based sensors, for rapid evaluation. The Company's systems give a coherent picture of the available electronic information, as well as the means to share such information. The Company has developed both tactical systems, which allow users to act upon intelligence data immediately, and analytical systems, which permit the use of data for evaluation and planning purposes. These types of systems have been used for tracking troop movements and other intelligence functions in a variety of military settings, including operations in the Middle East, Somalia, Bosnia, and Korea.

         Integration and Network Systems Business Unit. The Integration and Network Systems Business Unit focuses on the adaptation of the Systems Business expertise to non-defense oriented applications. The Company uses its specialized expertise to develop custom networks and Websites, and provides development, maintenance, data base software, and operations support services to several civilian Government agencies. The Company also designs and develops network based applications software systems for large commercial organizations that can benefit from the Company's experience with intelligence systems, resource management systems and high volume electronic transaction processing systems.


The Product Reselling Business

         Technology Systems Business Unit. As a product reseller of computer hardware and software, prior to the GTSI Transaction, the Company, through its Technology Systems Business Unit, provided clients with advanced technology products in the areas of enterprise networking, the UNIX operating system environment, data storage, image processing and high-performance client/servers. The Company's product sales were directly to the Government and to systems integrators and prime contractors selling to the Government market.

         A significant percentage of the Company's revenues (52.2% in fiscal 1998 and 52.0% in fiscal 1997) was derived from product sales to the Government under a variety of agency-specific IDIQ contracts. Another significant percentage (14.2% in fiscal 1998 and 13.1% in fiscal 1997) of the Company's revenue was derived from sales to the Government under the GSA Schedule, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts. See "Government Contracts -- The GSA Schedules." Although the Company will continue to have revenue from reselling computer hardware and software, a significant decrease in future revenues from such sales, as compared to fiscal 1998, is anticipated as a result of the GTSI Transaction.

CUSTOMERS AND CUSTOMER SUPPORT

         The Company derives a substantial portion of its revenues from contracts with various agencies of the Government, including all four armed forces, the Defense Intelligence Agency ("DIA"), the GSA, the National Security Agency ("NSA"), and many of the civilian Government agencies such as the Environmental Protection Agency, and the Departments of Treasury, Education, State, and Justice. In addition, the Company has performed projects for, or supplied computer hardware, software and integrated systems to, a number of commercial customers, as well as several state and local governments. As of March 31, 1998, the Company was performing on over 200 active Government contracts, with a total contract capacity (including option periods) in excess of $570 Million. See "Backlog".

         In fiscal 1998 and 1997, the Company derived approximately 93% and 89% of revenues, respectively, from Government contracts. The following table sets forth the Company's estimates of the sources of its revenues in the last two fiscal years:

                                                                           FISCAL YEARS ENDED MARCH 31,
                                                                           ----------------------------
                                                                             1998                 1997
                                                                           --------              ------
                                                                               (% of total revenues)
  DoD -- armed forces   . . . . . . . . . . . . . . . . . . . . . . .        42.3%                26.9%
  DoD -- national security agencies   . . . . . . . . . . . . . . . .         2.1                  6.5
  GSA (including BTG customers with GSA Schedule sales)   . . . . . .        14.2                 13.1
  Other civilian agencies   . . . . . . . . . . . . . . . . . . . . .        34.0                 41.6
  Commercial customers, and state and local governments   . . . . . .         7.3                 11.0
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         0.1                  0.9

         The Company offers its customers a full range of support services for the systems it develops and strives to understand thoroughly the environment of the end user of its systems. Members of the team work with customers throughout each project to ensure that the Company's solutions are fully responsive to the customer's requirements. The Company stresses on-time performance and provides rapid support and backup, by telephone hotline and in person, for systems in use throughout the world. A significant portion of the customer support provided by the Company as a result of sales of the Product Reselling Business is performed by third party contractors.

         The Company's revenues are highly dependent on the Government's demand for the products and services offered by the Company. Furthermore, legislation is periodically introduced in Congress that, if enacted, may change the Government's current procurement processes. The Company cannot predict whether any such legislative or regulatory proposals will be adopted or, if adopted, the impact upon its operating results. Changes in the structure, composition and/or buying patterns of the Government could affect the Company's future operations.


TEAMING RELATIONSHIPS

         The Company maintains teaming relationships with major Government contractors, including Hughes Data Systems, Lockheed Martin Corporation, UNISYS, Inc. and EDS Corporation, in order to bid on and participate in a greater number of increasingly large and complex procurement projects. Teaming relationships have enabled BTG to secure several government contracts during the past several years.


SALES AND MARKETING

         Within its Systems Business, the Company's marketing activities are largely conducted by senior management and its own professional staff of engineers, analysts and other personnel. Sales and marketing activities within the Product Reselling Business were performed by a devoted sales and marketing department.

GOVERNMENT CONTRACTS

         Approximately 93% and 89% of the Company's revenues in fiscal 1998 and 1997, respectively, were derived from business performed under the following two types of Government contracts: (i) contracts obtained through a negotiated procurement process and (ii) GSA Schedule contracts. The Company's activities within its Systems Business are generally performed under contracts obtained through negotiated procurements, while the Company's product reselling activities were generally performed under both negotiated procurement contracts (IDIQ type) and GSA Schedule contracts.

         Government contracts are generally subject to a number of inherent risks including, for example, the Government's right to terminate contracts for convenience as well as for default, the uncertainty of Government funding, the right of the Government not to exercise option years under contracts, the adjustment of costs and revenue by Government auditors, the shutdown or partial shutdown of selected Government agencies, and protests by unsuccessful offerors. The extent of any impact on the Company's results of operations, financial position, or liquidity resulting from these inherent risks cannot be predicted at this time.

   Negotiated Procurement Contracts

         Negotiated procurement contracts include cost-reimbursement contracts (both cost-plus-fixed-fee and cost-plus-award-fee), time and materials contracts, fixed-price contracts and IDIQ contracts. Fiscal 1998 and 1997 revenues derived under negotiated procurement contracts were as follows by contract type:


                                                                       FISCAL YEARS ENDED MARCH 31,
                                                        -------------------------------------------------------
                                                                  1998                          1997
                                                        -------------------------      ------------------------
                                                                       (Dollars in Thousands)
                                                          Revenue        Percent          Revenue      Percent
                                                          -------        -------          -------      -------
Cost-reimbursement  . . . . . . . . . . . . . . . .      $  41,228          8.9%         $  31,287      10.3%
Time and materials  . . . . . . . . . . . . . . . .         29,177          6.3             18,410       6.1
Fixed-price . . . . . . . . . . . . . . . . . . . .          6,993          1.5             13,771       4.5
IDIQ *  . . . . . . . . . . . . . . . . . . . . . .        385,081         83.3            239,988      79.1
                                                         ---------       --------        ---------     -------
                                                         $ 462,479        100.0%         $ 303,456     100.0%
                                                         =========       =======         =========     ======

* Approximately $77.8 million and $31.9 million of revenues in fiscal 1998 and 1997, respectively, were generated under IDIQ-type, negotiated procurement contracts which were primarily service-oriented. Approximately $307.3 million and $208.1 million of revenues in fiscal 1998 and 1997, respectively, were generated under IDIQ-type, negotiated procurement contracts which were primarily product-oriented.

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

   The GSA Schedules

         Approximately 14.2% and 13.1% of the Company's revenues in fiscal 1998 and 1997, respectively, were derived from sales pursuant to the GSA Schedules held by the Company during those periods and from sales to other prime contractors of the Government with GSA Schedule contracts. The Company was one of the ten largest GSA Schedule holders and held three GSA Schedule contracts: one GSA Schedule A contract for turnkey and large systems products; one GSA Schedule B/C contract for microcomputers, software and peripheral equipment; and one GSA Schedule E contract for electronic commerce, electronic data interchange, automated procurement systems and BTG services. These schedules were combined into a single GSA IT Schedule in October 1997. GSA Schedule contracts are negotiated by the GSA, which is the central procurement agency of the executive branch of the Government. Although Government agencies are not required to purchase products under GSA Schedule contracts, these contracts provide Government agencies with an efficient and cost-effective means for buying relatively small dollar amounts of commercial products, often with dramatically reduced paperwork. Government agencies may purchase goods under these contracts with funds from their own agency budgets at predetermined prices, terms and conditions.

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

         At the time of initial award, prices to the end users under the Company's GSA Schedule contracts are set for the duration of the contract at a specified level or at specified levels varying over time. In addition, under certain circumstances, BTG is required under the terms of its GSA Schedule contract to pass on any savings, resulting from supplier discounts, or other price reductions, to the Government in the form of corresponding price reductions. Furthermore, the GSA Schedule contract does not have pre-set delivery schedules or minimum purchase levels. The uncertainties related to future contract performance costs, quantities to be shipped and dates of delivery make it difficult to predict the future sales and profits, if any, that may result from such contracts.

         As a result of the GTSI Transaction, the Company anticipates a significant decrease in the revenues derived from future product sales under its GSA Schedule.

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


SUPPLIERS

         The Company devotes significant resources to establishing and maintaining relationships with its suppliers, although the significance of these relationships is expected to decline significantly as a result of the GTSI Transaction. The Company offers its suppliers a number of opportunities to expand their sales to the Government market, including access to the Government market through numerous diverse contracts, relief from compliance costs of procurement regulations for selling directly to the Government market, lower costs for selling and marketing programs, elimination of billing and collection costs related to the Government market, and participation in product services, including numerous Government-specific marketing and end-user technical support programs.

         The terms of the Company's agreements with its suppliers vary widely, but typically permit the Company to purchase products for resale for use by the Government. Most of the Company's supplier agreements do not require the Company to purchase any specified quantities of product. The Company typically requires suppliers acting under its Government contracts to provide the Company with supply and price protection for the duration of such contracts. Other than supplier agreements under specific Government contracts, the Company's supplier agreements are typically terminable by the supplier on short notice, at will or immediately upon default by the Company. These supplier agreements also typically permit the Company to return previous product purchases at no charge, for a specified restocking fee, and/or in exchange for other products of the supplier. The Company also purchases some products from independent distributors.

         Suppliers provide the Company with incentives in the form of discounts, rebates, credits, inventory financing programs and cooperative advertising and market development funds. In accordance with the terms of its Government contracts, the Company provides periodic reporting of pertinent supplier contract terms and conditions to Government contracting officials.


BACKLOG

         The Company's total contract backlog is only a portion of total contract capacity (i.e., the maximum amount that the Government can purchase under its contracts with the Company) and represents management's estimate of the aggregate revenues that will be earned by the Company over the life of all of its contracts, including option periods. Because many of BTG's contracts are multi-year contracts and contracts with option years, total contract backlog represents revenues expected to be realized over a number of years into the future. The Company's estimated total contract backlog as of March 31, 1998 and 1997 was $570 million and $1.0 billion, respectively. The Company experienced a significant decrease in total contract backlog as a result of the GTSI Transaction. Because total contract backlog is based on management's estimate as to the future potential of existing contracts, there can be no assurance that all of such backlog will be recognized as revenue.

         Because the Government operates under annual appropriations, agencies of the Government typically fund contracts on an incremental basis. Accordingly, only a portion of the Company's total contract backlog is "funded". Funded backlog consists of the aggregate dollar portion of contracts that is currently appropriated by Government customers and allocated to contracts by the purchasing Government agencies or otherwise allocated for payment by customers upon completion of specified work. The Company estimates that as of March 31, 1998 and 1997, its funded contract backlog was $74.8 million and $48.2 million, respectively.

         Funded backlog generally varies depending on procurement and funding cycles and other factors beyond the Company's control. Accordingly, period-to-period comparisons are difficult and not necessarily indicative of any future trends in revenues. Moreover, the unfunded backlog cannot be relied upon as an indicator of future contract revenue because there is no assurance that the unfunded portion will be funded. Finally, the Government's ability to select multiple winners under IDIQ contracts, as well as its right to limit orders to any particular awardee, mean that there is no assurance that unfunded contract backlog will result in actual orders to the Company.

         The preceding information regarding contract backlog and future revenues to be derived therefrom is forward-looking and is subject to certain risks and uncertainties including, but not limited to, the inherent difficulty of predicting future contract potential, a dependence on the continued funding of Government programs and contract procurements, and the risk of contract termination.


COMPETITION

         In seeking to provide a broad range of services and products that address the complete information technology needs of its customers, the Company participates, to varying degrees, in multiple segments of the information technology market, including markets for systems engineering, development and integration services and for the sale of products and component parts. Within each segment, the Company competes against different firms of varying sizes, with different specializations and skills. Each of the market segments in which the Company operates is competitive. The number and size of competitors vary among operating groups and within the individual divisions of each group. Frequently, the number and identity of competitors vary even from program to program within a given business area. Many of the Company's competitors are significantly larger and have greater financial resources than the Company. Some of these competitors are part of large, diversified companies that have access to the financial resources of their parent companies. In the Product Reselling Business, the Company was required to compete with certain computer manufacturers which sell directly to the Government market, as well as a number of systems integrators, resellers and distributors.

         The Company believes that the principal competitive factors in the Systems Business are technical understanding, management capability, past contract performance, personnel qualifications and price. In the Product Reselling Business, the Company believes that price is the most important competitive factor. During its recent history, the Company has been very successful in the exercise of contract option years in its Systems Business, which the Company believes is attributable to the strength of its past contract performance and its competitive prices. Further, the Company's senior management team has an extensive number of years of industry-specific technical and managerial experience. As a result, the Company believes that it competes favorably on each of the principal competitive factors within the Systems Business. As a result of the GTSI Transaction, the Company no longer significantly competes in the Product Reselling Business.

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

         Security Clearances. Many of the Company's Government contracts require the Company to maintain facility security clearances complying with DoD requirements, including its Secured Compartmented Information Facilities ("SCIFs") for the performance of classified work under its contracts. The Company believes that it is in compliance with these requirements. As of March 31, 1998, approximately 51% of the Company's employees possessed secret or top secret security clearances, which are required for the performance of certain of the Company's contracts. The Company has never had a contract terminated for security reasons.

         Government Contract Audits and Investigations. Government contractors are commonly subject to various audits and investigations by Government agencies. Among the agencies that oversee or enforce contract performance are the Defense Contract Audit Agency ("DCAA"), the Inspectors General of the various departments, the Defense Criminal Investigative Service, the GAO and the Department of Justice. These audits and investigations involve a review of a contractor's performance on its contracts, as well as its pricing practices, costs and compliance with applicable laws, regulations and standards. The DCAA generally audits cost-reimbursable contracts to verify that costs have been properly charged to the Government. Final audits by the DCAA have been completed for the Company's fiscal years through 1994. The Company has not experienced any material adverse effects as a result of these completed audits. Management does not expect the completion of future audits on open years 1995 through 1998 to have a material adverse effect on the Company's consolidated financial position.

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


EMPLOYEES

         As of March 31, 1998 the Company employed 1,319 employees, 1065 of whom were technical/managerial staff, 231 of whom were administrative staff and 23 of whom were engaged in sales and marketing. The Company believes that it is competitive in hiring and retaining qualified personnel. The Company's ability to remain competitive will be based in large measure upon its ability to recruit and train qualified personnel. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good and has not experienced any significant labor problems.


EXECUTIVE OFFICERS

         Following is a biographical summary of the experience of the current executive officers of the Company as of June 16, 1998:

                 Edward H. Bersoff has served as BTG's President, Chief Executive Officer and Chairman of the Board of Directors since the Company's founding in 1982. In addition, he currently serves as the Company's acting Chief Financial Officer. From 1975 until 1982, he was employed by CTEC Corporation ("CTEC"), a provider of systems integration services, serving first as Vice President, then Executive Vice President, and later as President. Previously, he was employed by Logicon, Inc., a provider of advanced technology systems and services to national security, civil and industrial clients, and the National Aeronautics and Space Administration, in Cambridge, Massachusetts. Dr. Bersoff has over 29 years of experience in intelligence system development, software, quality assurance, configuration management, corporate management and management of software product design, development, implementation and maintenance. Dr. Bersoff serves as a director of Phillips Business Information, Inc., a publishing firm, Government Technology Services, Inc, and the American Electronics Association. He is the husband of Marilynn D. Bersoff.

                 Marilynn D. Bersoff has served as Vice President and Secretary of BTG since 1993 and is currently Senior Vice President of Administration and Corporate Secretary. She also served as Secretary of BTG from 1982 to 1987 and as Secretary and Treasurer from 1987 to 1993. She was employed by CTEC from 1978 to 1982 and by a data transmission company prior to CTEC. As Corporate Secretary, Ms. Bersoff works with the Company's Board of Directors and is responsible for maintenance of the corporate records. As Senior Vice President of Administration, she is responsible for both human resources and facility functions within the Company. Ms. Bersoff has over 21 years of experience in administration, management and technical support. She is the wife of Edward H. Bersoff.

                 Clifton Y. Bumgardner has served as a Vice President of BTG since 1982 and is currently Senior Vice President and Chief Technical Officer. His primary responsibility is research and development and technical assistance on large proposal efforts. He has been with BTG since the founding of the Company in 1982. He has over 24 years of experience in systems development, integration and engineering. Previously, he was manager of software development and later Vice President of CTEC.

                 John Littley, III has served as Vice President, Corporate Development, in charge of developing new business opportunities, since April 1994 and is currently a Senior Vice President in the Company's Integration and Network Systems Business Unit where he performs oversight of several significant Government contract proposals and contracts. He served as Director of Corporate Development for the Company from September 1993 to April 1994. Between 1991 and 1993 he was Vice President of Corporate Development for SEA, Inc., a computer engineering firm. Mr. Littley originally joined the Company in 1982, and has served in a variety of other positions, including Director of Advanced Programs, Director of Engineering Services and Director of Systems Development.

                 Randall C. Fuerst has served as a Vice President of BTG since 1991 and is currently Senior Vice President and General Manager of the Company's Systems Engineering Business Unit. Mr. Fuerst has been with BTG since 1982 and has served in a variety of positions with the Company including Program Manager, Tactical Programs Division Director, and Group Manager of Engineering and Development. He has over 18 years of experience in complex systems development, integration and world-wide systems support. Previously, Mr. Fuerst worked at CTEC, Inc., where he was manager of fielded systems support.

                 Peter F. DiGiammarino joined BTG in October of 1997 as Senior Vice President and General Manager of the Company's Integration and Network Solutions Business Unit. Prior to joining BTG, Mr. DiGiammarino was President and Chief Operating Officer of Hyperion Software Company and also served on their Board of Directors. From 1977 until 1996, he was employed by American Management Systems, a consulting and systems development firm, where he was
Vice President and Business Area Manager in the Finance Industry Group.   He is
currently on the Board of Directors for New Vision Financial, Inc., an early stage company that tracks pre-IPO companies and potential investors. Mr. DiGiammarino brings to BTG over 21 years of systems development and management experience.

                 Todd A. Stottlemyer joined BTG in May of 1998 as Senior Vice President and Director of Corporate Development. Mr. Stottlemyer was previously Corporate Vice President for BDM International, Inc., where for 12 years he was involved in corporate strategy and business planning, and most recently was responsible for shareholder relations, mergers and acquisitions, public affairs, media relations and government affairs. Mr. Stottlemyer is currently serving on the board of directors of the Northern Virginia Technology Council and is Chairman of the Fairfax County Chamber of Commerce, as well as the Commissioner of the Fairfax County Economic Development Authority. Mr. Stottlemyer has recently been appointed by the Governor of Virginia to be the Vice-Chairman of the Blue Ribbon Commission on Information Technology. At BTG, he is responsible for investor relations, media relations and government affairs, as well as the company's legal, purchasing and contracts departments.

                 Linda Hill has served as a Vice President of BTG since 1995 and is currently a Senior Vice President in the Company's Integration and Network Systems Business Unit where she is responsible for new business opportunities in developing business systems and applications for major corporations in the Washington, D.C. area. Ms. Hill has been with BTG since 1985 and has served in a variety of positions with the Company including Director of Advanced Programs and Deputy General Manager of the Company's Systems Engineering Group, where she oversaw strategic planning, development of new business opportunities, and organizational planning of the business unit. She has over 16 years of computer-based systems experience, including world-wide systems integration, systems development, and program management of large-scale projects for the defense intelligence community.


ITEM 2.          PROPERTIES

         The Company leases all of the offices and facilities used in connection with its operations, which comprise approximately 390,000 square feet at various sites located in 11 states and the District of Columbia. The following table sets forth information relating to the significant offices and facilities currently leased by the Company:

                                             Approximate
         Location                          Square Footage               Expiration of Lease(s)
         --------                          --------------               ----------------------

         Fairfax, Virginia                     210,000                  June 2012
         Largo, Maryland                        30,000                  October 2000
         Tinton Falls, New Jersey               27,000(1)               January 2007 and July 2008
         Niceville, Florida                     18,000(2)               April and December 1998
                                                                        and July 2000

-------------------
(1)     This property is held under two leases.
(2)     This property is held under three leases.

ITEM 3.          LEGAL PROCEEDINGS

         As of March 31, 1998, there were no material pending legal proceedings to which the Company was a party or to which any of its properties was subject, nor, to the Company's knowledge, is any material legal proceeding threatened.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of BTG shareholders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                 MATTERS

         The Company's common stock is publicly traded on the Nasdaq National Market under the symbol "BTGI". The stock has been publicly traded since December 1994. The high and low sale prices per share of common stock for each quarter of fiscal 1998 and 1997 are as follows:

                   Quarter Ended                      High             Low
                   -------------                      ----             ---

                 FY 1998:

                 June 30, 1997                     $ 20.000         $  8.500
                 September 30, 1997                $ 16.000         $  9.750
                 December 31, 1997                 $ 14.750         $  8.375
                 March 31, 1998                    $ 11.000         $  7.938


                 FY 1997:

                 June 30, 1996                     $ 15.250         $  9.250
                 September 30, 1996                $ 15.750         $ 11.500
                 December 31, 1996                 $ 27.250         $ 14.000
                 March 31, 1997                    $ 27.375         $ 17.500

         The Company has never paid cash dividends and is currently prohibited from doing so under its Credit Facility. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

         The Company has authorized 20,000,000 shares of common stock and 1,000,000 shares of preferred stock. At March 31, 1998, 8,634,451 shares of common stock were outstanding. No preferred shares have been issued. The Company had approximately 325 shareholders of record on March 31, 1998.

ITEM 6.          SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 1998, are derived from the consolidated financial statements of BTG, Inc. and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of March 31, 1998 and 1997, and for each of the years in the three-year period ended March 31, 1998, and the report thereon, are included in the BTG Incorporated 1998 Annual Report (the "1998 Annual Report") and are incorporated herein by reference under Item 8. "Financial Statements and Supplementary Data."

                                                                              Fiscal Years Ended March 31,
                                                         --------------------------------------------------------------------
                                                            1998 (1)       1997        1996 (1)      1995 (1)       1994
                                                         -------------  -----------  ------------  -----------  -------------
                                                                         (In thousands, except per share data)
 Statement of Operations Data:
  Revenues:
   Contract revenue                                      $   175,987   $  109,687   $    67,014   $    46,130   $    35,509
   Product sales                                             412,922      290,216       146,544       109,859        68,045
                                                         ------------  -----------  ------------  -----------   ------------
                                                             588,909      399,903       213,558       155,989       103,554
 Direct costs:

   Contract costs                                            122,492       66,536        35,577        23,046        17,287
   Cost of product sales                                     383,895      254,823       128,070        95,585        60,276
                                                         ------------  -----------  ------------  -----------   ------------
                                                             506,387      321,359       163,647       118,631        77,563


 Indirect, general and administrative expenses                88,020       63,406        40,827        29,388        20,858
 Amortization and other operating costs, net                   3,488        1,916         1,595         1,070           905
 Restructuring charge                                         38,474           --            --            --            --
                                                         ------------  -----------  ------------  -----------   ------------
                                                             636,369      386,681       206,069       149,089        99,326


 Operating income (loss)                                    (47,460)       13,222         7,489         6,900         4,228
 Interest expense                                            (8,448)      (6,107)       (3,045)       (1,362)         (817)
 Equity in earnings of affiliate                                 589        1,887           792            --            --
 Gain on sale of investments                                  20,228           63            --            --            --
 Merger-related costs                                        (2,466)           --            --            --            --
                                                         ------------  -----------  ------------  -----------   ------------

 Income (loss) from continuing operations before income
   taxes and extraordinary items                            (37,557)        9,065         5,236         5,538         3,411
 Provision (benefit) for income taxes                        (8,364)        4,091         2,282         2,406         1,593
                                                         ------------  -----------  ------------  -----------   ------------


 Income (loss) from continuing operations                   (29,193)        4,974         2,954         3,132         1,818


 Loss from discontinued operations, net of income
      tax benefit                                            (4,152)        (703)            --            --            --
                                                         ------------  -----------  ------------  -----------   ------------


 Net income (loss) before extraordinary items               (33,345)        4,271         2,954         3,132         1,818


 Extraordinary loss from early  extinguishment of debt,
    net of income tax benefit                                (1,878)           --            --            --            --
                                                         ------------  -----------  ------------  -----------   ------------


 Net income (loss)                                       $  (35,223)   $    4,271   $     2,954   $     3,132   $     1,818
                                                         ============  ===========  ============  ===========   ============



 Basic earnings (loss) per share                         $    (4.12)   $     0.62   $      0.49   $      0.63   $      0.39
                                                         ============  ===========  ============  ===========   ============



 Diluted earnings (loss) per share                       $    (4.12)   $     0.60   $      0.47   $      0.60   $      0.38
                                                         ============  ===========  ============  ===========   ============



 Weighted average shares used for basic EPS                    8,540        6,887        6,043          4,979         4,631
                                                         ============  ===========  ============  ===========   ============


 Weighted average shares used for diluited EPS                 8,540        7,141        6,233          5,196         4,774
                                                         ============  ===========  ============  ===========   ============





                                                                      As of March 31,

                                          ------------------------------------------------------------------
                                            1998 (1)        1997        1996 (1)      1995 (1)        1994
                                          ------------  -----------   -----------  ------------    ---------
                                                                      (In thousands)

 Balance Sheet Data:
 Cash and equivalents                     $       --   $       --   $        47   $     1,267   $     1,182
 Receivables, net                            135,050       99,017        69,146        44,677        35,331
 Inventory, net                                2,214       16,716         9,421         6,327         2,685
 Working capital                              43,812       83,551        47,949        13,125         4,441
 Total assets                                212,439      156,080       109,460        72,309        48,142
 Line of credit                               70,252       30,021        30,453        23,419        11,993
 Shareholders' equity                         33,060       66,245        27,745        23,039        10,877

----------------------------------
 (1) In fiscal 1995, the Company acquired all of the outstanding common stock of Advanced Computer Technology, Inc. and Delta Research Corporation. In fiscal 1996, the Company acquired all of the outstanding common stock of Concept Automation, Inc. of America. In fiscal 1998, the company acquired all of the outstanding common stock of Nations, Inc. The acquisitions were accounted for as purchases and, accordingly, the results of their operations have been included in the Company's consolidated financial statements from the dates of acquisition. See Note 13 of Notes to the Consolidated Financial Statements included in the Company's 1998 Annual Report and incorporated herein by reference under Item 8. "Financial Statements and Supplementary Data" for information relating to the 1996 and 1998 acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations included in the section so titled in the 1998 Annual Report is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is included on pages 20 through 35 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information to be set forth under the captions "Election of Directors" appearing in the Company's definitive proxy statement with respect to its annual meeting of shareholders to be held August 5, 1998 (the "Proxy Statement"), which information is incorporated herein by reference. Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Item 1. Business - Executive Officers."

ITEM 11.         EXECUTIVE COMPENSATION

         Reference is made to the information to be set forth under the caption "Executive Compensation" appearing in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information to be set forth under the caption "Beneficial Ownership of Common Stock" appearing in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information to be set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)     Documents filed as part of this Report:

                 1. Financial Statements. The following financial statements, together with the report of KPMG Peat Marwick LLP, appearing in the indicated portions of the Company's 1998 Annual Report, filed as Exhibit 13.2, are incorporated herein by reference and filed as part of this report:

                          A.    Independent Auditors' Report (Annual Report
                                page 19)
                          B. Consolidated Statements of Operations (Annual Report page 20)
                          C.    Consolidated Balance Sheets (Annual Report page
                                21)
                          D. Consolidated Statements of Shareholders' Equity (Annual Report page 22)
                          E. Consolidated Statements of Cash Flows (Annual Report page 23)
                          F. Notes to Consolidated Financial Statements (Annual Report pages 24 through 35)

                 2. Financial Statement Schedules. The following additional financial data should be read in conjunction with the Consolidated Financial Statements in the 1998 Annual Report. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

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

                 3. The following exhibits are either filed with this Report or are incorporated herein by reference:

                     3.1     Amended and Restated Articles of Incorporation of the Company, and the
                             Amendment thereto (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1997).

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

                     10.1    Amended and Restated Business Loan and Security Agreement, dated October 31, 1997, among BTG, Inc. and its subsidiaries and NationsBank, N.A. (incorporated by reference to the Company's registration statement on Form S-4 (File No. 333-40917))

                     10.2    First Modification to Amended and Restated Business Loan and Security
                             Agreement, dated February 24, 1998, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A.

                     10.3    Second Modification to Amended and Restated Business Loan and Security
                             Agreement, dated June 24, 1998, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A.

                     10.4    1995 Employee Stock Option Plan (incorporated by reference to the Company's registration statement on
                             Form S-8 (File No. 333-10473)).*

                     10.5    Employee Stock Purchase Plan (incorporated by reference to the Company's registration statement on Form
                             S-8 (File No. 333-10473)).*

                     10.6    Annual Leave Stock Plan (incorporated by reference to the Company's registration statement on Form S-8
                             (File No. 33-97302)).*

                     10.7    Directors Stock Option Plan (incorporated by reference to the Company's Form 10-K for the year ended
                             March 31, 1996).*

                     10.8    Non-Employee Director Stock Purchase Plan (incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-14767)).*

                     10.9    Employment Agreement between the Company and Edward H. Bersoff (incorporated by reference to the
                             Company's registration statement on Form S-1 (File No. 33-85854)).*

                     10.10   Asset Purchase Agreement, dated February 12, 1998, among BTG, Inc., BTG Technology Systems, Inc.,
                             Concept Automation, Inc. of America and Government Technology Services, Inc. (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1997).

                     10.11   Standstill Agreement, dated February 12, 1998, among BTG, Inc. and Government Technology Services, Inc.
                             (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1997).

                     10.12   Certificate of Designations, Preferences and Rights of Series C 8% Cumulative Redeemable Convertible
                             Preferred Stock (incorporated by reference to the Company's Form 10-Q for the quarter ended December
                             31, 1997).

                     11      Statement regarding computation of per share earnings.

                     13.1    Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference to pages 14 through 20 of the 1998 Annual Report.

                     13.2    Financial Statements and Supplementary Data incorporated by reference to pages 21 through 36 of the
                             1998 Annual Report.

                     21      Subsidiaries of the Registrant.

                     23      Consent of Independent Auditors.

                     27      Financial Data Schedule.

                     99.1    Independent Auditors' Report of KPMG Peat Marwick LLP.

           * Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K:

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of June, 1998.

                                             BTG, INC.
                                   ----------------------------------
                                              Registrant

                                   By:  /s/ Edward H. Bersoff
                                        ---------------------------------------
                                        Edward H. Bersoff
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 29, 1998.

                 Signature                                                         Title
                 ---------                                                         -----

/s/ Edward H. Bersoff                                               Chairman of the Board, President,
-------------------------------------------                         Chief Executive Officer and acting Chief
Edward H. Bersoff                                                   Financial Officer (Principal Executive
                                                                    and Accounting Officer)


/s/ Ruth M. Davis                                                   Director
-------------------------------------------
Ruth M. Davis


/s/ Alan G. Merten                                                  Director
-------------------------------------------
Alan G. Merten


/s/ Raymond T. Tate                                                 Director
-------------------------------------------
Raymond T. Tate


/s/ Ronald L. Turner                                                Director
-------------------------------------------
Ronald L. Turner


/s/ Donald M. Wallach                                               Director
-------------------------------------------
Donald M. Wallach


/s/ Earle C. Williams                                               Director
-------------------------------------------
Earle C. Williams

SCHEDULE VIII


                           BTG, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                 BALANCE                                         OTHER         BALANCE
                                    AT                                          CHANGES           AT
                                BEGINNING      ADDITIONS                       ADDITIONS        END OF
                                 OF YEAR        AT COST       RETIREMENTS     (DEDUCTIONS)       YEAR
                             ---------------  -----------   ---------------  --------------  ------------



 FISCAL YEAR ENDED
    MARCH 31, 1998


     Allowances for doubtful
       accounts receivable     $      1,002  $      3,043   $          862  $            --   $    3,183
     Allowances for
       inventory obsolescence           950         2,090            1,365               --        1,675

     Allowances for
       income tax valuations             --           550               --               --          550
                               ------------- -------------  --------------- ----------------  -----------
                               $      1,952  $      5,683   $        2,227  $            --   $    5,408
                               ============= =============  =============== ================  ===========




 FISCAL YEAR ENDED
    MARCH 31, 1997


     Allowances for doubtful
       accounts receivable     $        221  $      1,510   $          729  $            --   $    1,002
     Allowances for
       inventory obsolescence           925            82               57               --          950
     Allowances for
       income tax valuations            105            --              105               --           --
                               ------------- -------------  --------------- ----------------  -----------
                               $      1,251  $      1,592   $          891  $            --   $    1,952
                               ============= =============  =============== ================  ===========





 FISCAL YEAR ENDED
    MARCH 31, 1996


     Allowances for doubtful
       accounts receivable     $        322  $        140   $          241  $            --   $      221
     Allowances for contract
       losses                            26            --               26               --           --
     Allowances for
       inventory obsolescence           371           125               59     (A)      488          925
     Allowances for
       income tax valuations            197            --               92               --          105
                               ------------- -------------  --------------- ----------------  -----------
                               $        916  $        265   $          418  $           488   $    1,251
                               ============= =============  =============== ================  ===========




(A) Relates to an estimated accrued expense in fiscal 1995 which was settled in fiscal 1996 at a lesser amount.