Form 10-Q
period 1998-06-30
BTG INC /VA/
filed 1998-08-14
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER: 0-25094

                                    BTG, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          VIRGINIA                                      54-1194161
-------------------------------------     --------------------------------------
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

3877 FAIRFAX RIDGE ROAD, FAIRFAX, VIRGINIA              22030-7448
--------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (703) 383-8000
                                                    ----------------



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]


     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


          CLASS                             OUTSTANDING AT AUGUST 11, 1998
-----------------------------               ------------------------------

       COMMON STOCK                                   8,802,221

                                    BTG, INC.

                               INDEX TO FORM 10-Q


                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

                  Consolidated Interim Balance Sheets, June 30, 1998 (unaudited)
                       and March 31, 1998                                                                 3

                  Consolidated Interim Statements of Operations for the three
                       months ended June 30, 1998 and 1997 (unaudited)                                    4

                  Consolidated Interim Statements of Cash Flows for the
                       three months ended June 30, 1998 and 1997 (unaudited)                              5

                  Notes to Consolidated Interim Financial Statements (unaudited)                          6-7


 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                       8-11


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                               12

 Item 2.  Changes in Securities                                                                           12

 Item 3.  Defaults Upon Senior Securities                                                                 12

 Item 4.  Submission of Matters to a Vote of Security Holders                                             12

 Item 5.  Other Information                                                                               12

 Item 6.  Exhibits and Reports on Form 8-K                                                                12-13


SIGNATURES                                                                                                14


EXHIBIT INDEX                                                                                             15

PART I. FINANCIAL INFORMATION

 ITEM 1.FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                       CONSOLIDATED INTERIM BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      JUNE 30,                 MARCH 31,
                                                                                        1998                     1998
                                                                                ------------------         ---------------
ASSETS                                                                              (unaudited)
Current assets:
  Investments, at fair value....................................................  $         4,534          $        22,286
  Receivables, net..............................................................           75,910                  135,050
  Inventory, net................................................................            1,987                    2,214
  Prepaid expenses..............................................................            2,484                    3,338
  Income tax receivable.........................................................            9,655                   10,348
  Other.........................................................................            4,679                    9,128
                                                                                  ---------------          ---------------
     Total current assets.......................................................  $        99,249          $       182,364
                                                                                  ---------------          ---------------
Property and equipment, net.....................................................            4,302                    4,508
Goodwill, net...................................................................            8,770                    8,860
Other intangible assets, net....................................................              656                      874
Investments in unconsolidated affiliates........................................           14,813                   14,813
Other ..........................................................................              996                    1,020
                                                                                  ---------------          ---------------
                                                                                  $       128,786          $       212,439
                                                                                  ===============          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..........................................  $         --             $        15,000
  Current maturities of line of credit..........................................              986                   31,417
  Accounts payable..............................................................           37,396                   74,573
  Accrued expenses..............................................................           11,634                   13,483
  Deferred revenue..............................................................              744                      803
  Other.........................................................................            2,530                    3,276
                                                                                  ---------------          ---------------
      Total current liabilities.................................................  $        53,290          $       138,552
Line of credit, excluding current maturities....................................           38,835                   38,835
Other liabilities...............................................................            1,987                    1,992
                                                                                  ---------------          ---------------
     Total liabilities..........................................................  $        94,112          $       179,379
                                                                                  ---------------          ---------------
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no shares
   issued or outstanding........................................................  $         --             $         --
  Common stock, no par value, 10,000,000 shares authorized; 8,797,951 and 8,634,451 shares issued and outstanding at June 30, 1998
   and March 31, 1998, respectively.............................................           54,286                   53,384
  Accumulated deficit...........................................................          (20,448)                 (20,530)
  Treasury stock, at cost, 50,057 shares outstanding at March 31, 1998..........            --                        (527)
  Unrealized gains on investments, net of related tax effects...................              836                      733
                                                                                  ---------------          ---------------
     Total shareholders' equity.................................................  $        34,674          $        33,060
                                                                                  ---------------          ---------------
                                                                                  $       128,786          $       212,439
                                                                                  ===============          ===============





            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                               THREE MONTHS ENDED
                                                                   JUNE 30,
                                                     --------------------------------------
                                                          1998                    1997
                                                     ---------------        ---------------
Revenues:
  Contract revenue.................................  $        43,656        $        39,157
  Product sales....................................           40,927                 80,560
                                                     ---------------        ---------------
                                                              84,583                119,717

Direct costs:
  Contract costs...................................           29,293                 26,430
  Cost of product sales............................           39,478                 70,787
                                                     ---------------        ---------------
                                                              68,771                 97,217

Indirect, general and administrative
  expenses.........................................           14,608                 19,149
Amortization and other operating costs, net........              419                    477
                                                     ---------------        ---------------
                                                              83,798                116,843
                                                     ---------------        ---------------
Operating income...................................              785                  2,874

Interest expense...................................           (1,693)                (1,567)
Equity in earnings of unconsolidated affiliates....            --                       185
Gain on sale of investments........................            1,051                 --
                                                     ---------------        ---------------
Income from continuing operations before
   income taxes....................................              143                  1,492
Provision for income taxes.........................               61                    623
                                                     ---------------        ---------------
Income from continuing operations..................               82                    869

Loss from discontinued operations of Community
   Networks, Inc., net of income taxes.............            --                      (634)
                                                     ---------------        ----------------


Net income.........................................  $            82        $           235
                                                     ===============        ===============



Basic earnings per share:
   Income from continuing operations...............  $          0.01        $          0.10
   Loss from discontinued operations...............            --                     (0.07)
                                                     ---------------        ---------------
   Net income......................................  $          0.01        $          0.03
                                                     ===============        ===============

Diluted earnings per share:
   Income from continuing operations...............  $          0.01        $          0.10
   Loss from discontinued operations...............            --                     (0.07)
                                                     ---------------        ---------------
   Net income......................................  $          0.01        $          0.03
                                                     ===============        ===============



Weighted average shares outstanding (used in the
  calculation of basic per share results)..........            8,679                  8,476
                                                     ===============        ===============

Weighted average shares outstanding (used in the
  calculation of diluted per share results)........            8,743                  8,758
                                                     ===============        ===============






            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                               ------------------------------------
                                                                                     1998                 1997
                                                                               ---------------      ---------------
Cash flows from operating activities:
Net income...............................................................      $            83      $           235
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Loss on discontinued operations........................................                --                     634
  Depreciation and amortization..........................................                  631                1,171
  Reserves for accounts receivable and inventory.........................                   30                  (38)
  Loss on sale of property and equipment.................................                --                      76
  Deferred income taxes..................................................                  102                --
 Gain on sale of investments.............................................               (1,051)               --
Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
   (Increase) decrease in receivables....................................               59,110              (18,626)
   (Increase) decrease in inventory......................................                  227              (12,952)
   (Increase) decrease in prepaids and other.............................                5,199               (2,257)
   (Increase) decrease in other assets...................................                  718                  172
   Increase (decrease) in accounts payable...............................              (37,177)              25,254
   Increase (decrease) in accrued expenses...............................               (1,849)                 877
   Increase (decrease) in other liabilities..............................                 (753)                (345)
                                                                               ---------------      ----------------
      Net cash provided by (used in) operating activities of
            continuing operations........................................               25,270               (5,799)
      Net cash used in discontinued operations...........................                --                  (1,148)
                                                                               ---------------      ----------------

            Net cash provided by (used in) operating activities..........      $        25,270      $        (6,947)
                                                                               ---------------      ----------------


Cash flows from investing activities:
  Purchases of property and equipment....................................                 (145)                (852)
  Proceeds from sale of investments......................................               18,906                --
  Purchases of subsidiaries, net of acquired cash........................                --                 (10,129)
  Product development costs..............................................                --                    (380)
                                                                               ---------------      ----------------
            Net cash provided by (used in) investing activities..........      $        18,761      $       (11,361)
                                                                               ---------------      ----------------


Cash flows from financing activities:
  Net advances (repayments) under line of credit.........................              (30,431)              18,593
  Principal payments on long-term debt and capital lease obligations.....              (15,029)                (704)
  Proceeds from the issuance of common stock.............................                1,429                  419
                                                                               ---------------      ---------------
            Net cash provided by (used in) financing activities..........      $       (44,031)     $        18,308
                                                                               ---------------      ---------------

Increase (decrease) in unrestricted cash and equivalents.................                --                   --
Unrestricted cash and equivalents, beginning of period...................                --                   --
                                                                               ---------------      ---------------

Unrestricted cash and equivalents, end of period.........................      $         --         $         --
                                                                               ===============      ===============



            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)



1. BASIS OF PRESENTATION

     The consolidated interim financial statements included herein have been prepared by BTG, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1998. The results of operations for the three-month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1999.


2. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three-month period ended June 30, 1998, the Company had other comprehensive income resulting from unrealized holding gains on available-for-sale investments. The Company did not have other comprehensive income for the three-month period ended June 30, 1997. Comprehensive income for the three-month period ended June 30, 1998, is as follows (in thousands):


    Net income                                                          $            82

    Other comprehensive income:
       Unrealized gains on investments, net of income
             taxes of $445...........................................               722
                                                                        ---------------

    Comprehensive income.............................................   $           804
                                                                        ===============


3. INVESTMENTS, AT FAIR VALUE

     In April 1998, the Company sold approximately 276,000 shares of Cisco Systems, Inc. common stock for $18.9 million. The proceeds from this sale were used to retire certain long-term debt and to reduce outstanding borrowings under the Company's line of credit facility.

                           BTG, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - CONTINUED





4. SUBSEQUENT EVENT

     In July 1998, the Company sold 1.1 million of the 3.0 million shares it holds in Government Technology Services, Inc. ("GTSI") common stock for $5.0 million. The proceeds from this sale were used to reduce outstanding borrowings under the Company's line of credit facility. Prior to the sale of this common stock, the Company accounted for this investment using the equity method of accounting. Under such method, the Company is required to recognize its share of the earnings that GTSI reported during its quarter ended June 30, 1998, and BTG will recognize such amount in the Company's records during the quarter ending September 30, 1998. As a result of this investment sale, the Company will no longer utilize the equity method to account for its interest in GTSI beginning on July 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     BTG, Inc. ("BTG" or the "Company") is an information systems and services company providing complete solutions to a broad range of the complex systems and product needs of the United States Government and its agencies and departments (the "Government"), state and local governments and commercial clients. The Company provides systems development, integration, engineering and network design, implementation and security expertise services. In addition, in prior fiscal years, the Company was significantly involved in the reselling of computer hardware and software. The Company's common stock is quoted on the NASDAQ National Market under the symbol "BTGI".

     On June 12, 1997, the Company acquired Nations, Inc. ("Nations"), which is primarily involved in software engineering, modeling and simulation, program management support services, systems engineering, and integrated logistics support services, principally to the Government.

     On February 12, 1998, BTG and Government Technology Services, Inc. ("GTSI") completed the sale from BTG to GTSI of substantially all of the BTG operating division responsible for reselling computer hardware, software and integrated systems to the federal government (the "GTSI Transaction").

     The Company's revenues are derived from both contract activities and product sales. Contract revenue is typically less seasonal than product sales but fluctuates month-to-month based on contract delivery schedules. Contract revenue is typically characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Year-to-year increases in contract revenue have generally resulted from increases in volume, driven by additional work requirements under Government contracts, rather than price increases, which are generally limited to escalation factors of 3% to 4% on direct labor costs. Product sales tend to be seasonal, with the Company's second and third fiscal quarters typically accounting for the greatest proportion of revenues each year. Product sales are characterized by higher direct costs than contract revenue; however, indirect expenses associated with product sales are generally lower in comparison. Higher volumes as opposed to price increases have generally driven year-to-year increases in product sales. The Company's operating performance is affected by both the number and type of contracts held, the timing of the installation or delivery of the Company's services and products, and the relative margins of the services performed or products sold. In general, the Company recognizes its highest margins on its most specialized systems engineering and software development projects and lower margins on sales of commercial-off-the shelf products, whose sales tend to have lower services components and a more competitive after-contract award environment. The Company anticipates a significant decrease in the revenues derived from future product sales as a result of the GTSI Transaction.

RESULTS OF OPERATIONS

     The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:

                                                                                                      % PERIOD-TO-PERIOD
                                                                                                      INCREASE (DECREASE)
                                                           PERCENTAGE OF REVENUE                           OF DOLLARS
                                                           ---------------------                      -------------------
                                                                                                       THREE MONTHS ENDED
                                                                                                         JUNE 30, 1998
                                                             THREE MONTHS ENDED                           COMPARED TO
                                                                  JUNE 30,                             THREE MONTHS ENDED
                                                            1998             1997                         JUNE 30, 1997
                                                            ----             ----                        --------------
Revenues:
   Contract revenue.......................................   51.6%           32.7%                              11.5%
   Product sales..........................................   48.4            67.3                              (49.2)
      Total revenues......................................  100.0           100.0                              (29.3)
Direct costs:
   Contract costs (as a % of contract revenue)............   67.1            67.5                               10.8
   Cost of product sales (as a % of product sales)........   96.5            87.9                              (44.2)
      Total direct costs (as a % of total revenues).......   81.3            81.2                              (29.3)
Indirect, general and administrative expenses.............   17.3            16.0                              (23.7)
Amortization and other operating costs, net...............    0.5             0.4                               12.2
Operating income..........................................    0.9             2.4                              (72.7)
Interest expense..........................................    2.0             1.3                                8.0
Equity in earnings of unconsolidated affiliates...........     --             0.2                             (100.0)
Gain on sale of investments...............................    1.2              --                              100.0
Income from continuing operations before income taxes.....    0.2             1.8                              (90.4)
Provision for income taxes................................    0.1             0.5                              (90.2)
Income from continuing operation..........................    0.1             0.7                              (90.6)
Loss from discontinued operations, net of income taxes....     --             0.1                              100.0
Net income................................................    0.1             0.2                              (65.1)


Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997

     The three months ended June 30, 1998 realized a net decrease in revenues of $35.1 million, or 29.3%, from the three months ended June 30, 1997. A contract revenue increase of $4.5 million was offset by a decrease of $39.6 million attributable to product sales. The increase in contract revenue during the three months ended June 30, 1998 was primarily due to $10.6 million of revenue recognized under contracts acquired in connection with the acquisition of Nations, offset by a decrease of $3.8 million under the Company's Integration for Command, Control, Communications, Computers and Intelligence contract and a net decrease of $2.3 million under a variety of other contracts. The decrease in product sales was primarily due to the GTSI Transaction. Included in product sales during the three months ended June 30, 1998 was $34.1 million of revenue resulting from certain contracts awarded to BTG's product reselling business unit in a prior year which were subcontracted to GTSI as part of the GTSI Transaction (the "Royalty Contracts"). Pursuant to an agreement entered into as part of the GTSI Transaction, GTSI assumed substantially all of the future performance requirements of the Royalty Contracts and BTG receives a royalty of 1% or 2% on total product sales made under such contracts. In the three months ended June 30, 1998, approximately 94.2% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 88.4% for the three months ended June 30, 1997.

     Direct costs, expressed as a percentage of total revenue, increased from 81.2% for the three months ended June 30, 1997 to 81.3% for the three months ended June 30, 1998. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue decreased from 67.5% in the three months ended June 30, 1997 to 67.1% in the three months ended June 30, 1998. Cost of product sales as a percentage of product sales increased from 87.9% in the three months ended June 30, 1997 to 96.5% in the three months ended June 30, 1998 due primarily to product sales recognized from the Royalty Contracts for which gross margins of 1% to 2% are earned.

     Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended June 30, 1998 decreased by $4.5 million, or 23.7%, from the same period in 1997. This decrease was due primarily to the GTSI Transaction which resulted in a reduction in the number of Company employees, space requirements, and other related indirect costs. Expressed as a percentage of total revenues, indirect, general and administrative expenses increased for the three months ended June 30, 1998 to 17.3% from 16.0% in the three months ended June 30, 1997.

     Amortization and other operating costs, which include the amortization of goodwill and other intangible assets as well as other operating expenses that are non-reimbursable under Government contracts, decreased by $58,000 in the three months ended June 30, 1998 as compared with the comparable period of the prior year. This decrease was primarily the result of a formal restructuring of Company's operations which occurred in the prior fiscal year and which resulted in the write-off of goodwill and certain other intangible assets which had become impaired.

     Interest expense for the three months ended June 30, 1998 increased by $126,000, or 8.0%, from the comparable period of the prior year. This increase was due to a higher average balance outstanding under the Company's line of credit facility, due in part to borrowings incurred in June 1997 to finance the acquisition of Nations, and to financing fees incurred in connection with borrowings made in excess of amounts available under the prescribed borrowing base formula.

     Equity in the earnings of unconsolidated affiliates in the three months ended June 30, 1997 resulted from the Company's interest in an unincorporated joint venture. The joint venture entity, which is with an unrelated company, was formed for the purpose of performing under a specific contract which ended on March 31, 1998. During the three months ended June 30, 1998, the Company acquired a common stock interest in GTSI for which the equity method of accounting will be used. BTG's share of the earnings reported by GTSI for the three months ended June 30, 1998 will be recognized by BTG in its fiscal quarter ending September 30, 1998.

     Income tax expense, as a percentage of income before income taxes, increased to 42.7% in the three months ended June 30, 1998, from 41.8% in the comparable period of the prior year.

     Net income for the three months ended June 30, 1998 decreased by $153,000, or 65.1%, from the three months ended June 30, 1997, due to the reasons discussed above.



LIQUIDITY AND CAPITAL RESOURCES

     Net cash of approximately $25.3 million was provided by operating activities during the three months ended June 30, 1998. This largely resulted from the collection of outstanding receivables generated by the Company's product reselling business unit. Due to the GTSI Transaction, the Company's product sales revenue was significantly less than amounts recognized in the comparable period of the prior year. A significant portion of the cash received from the collection of outstanding receivables was used to reduce accounts payable.

     Investing activities provided cash of approximately $18.8 million during the three months ended June 30, 1998. This was primarily due to the sale of common stock owned in Cisco Systems, Inc., which was acquired as a result of BTG's investment in WheelGroup Corporation.

     During the three months ended June 30, 1998, the Company's financing activities used cash of approximately $44.0 million. This resulted from $30.4 million in repayments of outstanding borrowings under the Company's revolving line of credit facility and $15.0 million used to retire outstanding promissory notes payable. In addition, the Company received proceeds of $1.4 million from sales of common stock under both a private placement to the Company's directors and certain employee benefit plans.

            As of June 30, 1998, working capital was $46.0 million, compared to $43.8 million at March 31, 1998. At June 30, 1998, the Company had approximately $4.8 million available for borrowing under its revolving line of credit facility.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the business of the Company or any subsidiary.


ITEM 2. CHANGES IN SECURITIES

     During the three month period ended June 30, 1998, the Company issued shares of common stock that were not registered under the Securities Act of 1933 ("Unregistered Shares"). 138,910 Unregistered Shares were issued to five members of the Board of Directors in a private placement on June 4, 1998 at a price of $9.00 per share. In addition, the following Unregistered Shares were issued pursuant to the BTG 1990 Incentive Stock Option Plan: 4 employees exercised options to buy 634 Unregistered Shares at $3.45 per share; and 1 employee exercised options to buy 4,334 Unregistered Shares at $3.79 per share.


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

     27   Financial data schedule.


     B.   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 1998                       BTG, INC.



                                             /s/ Edward H. Bersoff
                                             ------------------------------
                                             Edward H. Bersoff

                                             Duly Authorized Signatory and
                                             Acting Chief Financial Officer

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