Form 10-Q
period 1998-09-30
BTG INC /VA/
filed 1998-11-16
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO
                                             ----------   ----------

                         COMMISSION FILE NUMBER: 0-25094

                                    BTG, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           VIRGINIA                                     54-1194161
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. EMployer Identification No.)
 incorporation or organization)

3877 FAIRFAX RIDGE ROAD, FAIRFAX, VIRGINIA              22030-7448
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (703) 383-8000
                                                        ------------------------



      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]


      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


           CLASS                             OUTSTANDING AT NOVEMBER 13, 1998
-------------------------                 --------------------------------------

        COMMON STOCK                                     8,791,357

                                    BTG, INC.

                               INDEX TO FORM 10-Q

                                                                                          PAGE
                                                                                         NUMBER
                                                                                       ----------
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

              Consolidated Interim Balance Sheets, September 30, 1998 (unaudited)
                and March 31, 1998                                                         3

              Consolidated Interim Statements of Operations for the three months ended September 30, 1998 and 1997 and the six
                months ended September 30, 1998 and 1997 (unaudited)                       4

              Consolidated Interim Statements of Cash Flows for the six
                months ended September 30, 1998 and 1997 (unaudited)                       5

              Notes to Consolidated Interim Financial Statements (unaudited)               6-7


   Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                     8-13


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                              14

   Item 2.  Changes in Securities                                                          14

   Item 3.  Defaults Upon Senior Securities                                                14

   Item 4.  Submission of Matters to a Vote of Security Holders                            14

   Item 5.  Other Information                                                              15

   Item 6.  Exhibits and Reports on Form 8-K                                               15


SIGNATURES                                                                                 16


EXHIBIT INDEX                                                                              17

PART I.         FINANCIAL INFORMATION

    ITEM 1.     FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                       CONSOLIDATED INTERIM BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 SEPTEMBER 30,           MARCH 31,
                                                                                                     1998                  1998
                                                                                                ---------------       -------------
ASSETS                                                                                            (unaudited)
Current assets:
  Investments, at fair value.................................................................    $       4,566        $      22,286
  Receivables, net...........................................................................           65,105              135,050
  Inventory, net.............................................................................            1,586                2,214
  Prepaid expenses...........................................................................            3,990                3,338
  Income tax receivable......................................................................            1,501               10,348
  Other......................................................................................            5,053                9,128
                                                                                                 -------------        -------------
    Total current assets.....................................................................    $      81,801        $     182,364
                                                                                                 -------------        -------------
Property and equipment, net..................................................................            4,129                4,508
Goodwill, net................................................................................            8,681                8,860
Other intangible assets, net.................................................................              469                  874
Investment in unconsolidated affiliate.......................................................            9,396               14,813
Other .......................................................................................              976                1,020
                                                                                                 -------------        -------------
                                                                                                 $     105,452        $     212,439
                                                                                                 =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.......................................................    $          --        $      15,000
  Current maturities of line of credit.......................................................               --               31,417
  Accounts payable...........................................................................           20,286               74,573
  Accrued expenses...........................................................................           14,798               13,483
  Deferred revenue...........................................................................              583                  803
  Other......................................................................................            2,044                3,276
                                                                                                 -------------        -------------
      Total current liabilities..............................................................    $      37,711        $     138,552
Line of credit, excluding current maturities.................................................           30,742               38,835
Other liabilities............................................................................            1,969                1,992
                                                                                                 -------------        -------------
    Total liabilities........................................................................    $      70,422        $     179,379
                                                                                                 -------------        -------------
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no shares
   issued or outstanding.....................................................................    $          --        $          --
  Common stock, no par value, 20,000,000 shares authorized; 8,844,352 and 8,634,451 shares issued and outstanding at September 30, 1998
   and March 31, 1998, respectively..........................................................           54,561               53,384
  Accumulated deficit........................................................................          (20,355)             (20,530)
  Treasury stock, at cost, 4,700 and 50,057 shares at September 30, 1998.....................
   and March 31, 1998 respectively...........................................................              (32)                (527)
  Unrealized gains on investments, net of related tax effects................................              856                  733
                                                                                                 -------------        -------------
    Total shareholders' equity...............................................................    $      35,030        $      33,060
                                                                                                 -------------        -------------
                                                                                                 $     105,452        $     212,439
                                                                                                 =============        =============





             See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 ---------------------------------    -----------------------------
                                                                      1998               1997             1998              1997
                                                                 ------------       -------------     ------------     ------------
Revenues:
  Contract revenue............................................   $     46,556       $      41,447     $     90,212     $     74,760
  Product sales...............................................         41,660             147,742           82,587          234,147
                                                                 ------------       -------------     ------------     ------------
                                                                       88,216             189,189          172,799          308,907

Direct costs:
  Contract costs..............................................         31,277              27,474           60,570           48,663
  Cost of product sales.......................................         40,414             137,391           79,892          213,418
                                                                 ------------       -------------     ------------     ------------
                                                                       71,691             164,865          140,462          262,081

Indirect, general and administrative
  expenses....................................................         14,778              24,023           29,530           43,284
Amortization and other operating costs, net...................            365                 586              640              952
                                                                 ------------       -------------     ------------     ------------
                                                                       86,834             189,474          170,632          306,317

Operating income (loss).......................................          1,382                (285)           2,167            2,590
Interest expense..............................................           (840)             (2,081)          (2,533)          (3,648)
Equity in earnings of unconsolidated affiliate................             24                  72               24              258
Gain (loss) on sale of investments............................           (404)                 --              647               --
                                                                 -------------      -------------     ------------     ------------
Income (loss) from continuing operations
   before income taxes........................................            162              (2,294)             305             (800)
Income tax expense (benefit)..................................             69                (824)             130             (199)
                                                                 ------------       --------------    ------------     -------------

Income (loss) from continuing operations......................             93              (1,470)             175             (601)

Loss from discontinued operations,
   net of income taxes........................................             --                (865)              --           (1,499)
                                                                 ------------       --------------    ------------     -------------


Net income (loss).............................................   $         93       $      (2,335)    $        175     $     (2,100)
                                                                 ============       ==============    ============     =============



Basic earnings per share:
Income from continuing operations.............................   $       0.01       $      (0.17)     $       0.02     $      (0.07)
Loss from discontinued operations.............................             --              (0.10)               --            (0.18)
                                                                 ------------       -------------     ------------     -------------
Net income (loss).............................................   $       0.01       $      (0.27)     $       0.02     $      (0.25)
                                                                 ============        ===========      ============     =============

Diluted earnings per share:
Income from continuing operations.............................   $       0.01       $      (0.17)     $       0.02     $      (0.07)
Loss from discontinued operations.............................             --              (0.10)               --            (0.18)
                                                                 ------------       -------------     ------------     -------------
Net income (loss).............................................   $       0.01       $      (0.27)     $       0.02     $      (0.25)
                                                                 ============        ===========      ============     =============

Weighted average shares outstanding (used in
   the calculation of basic per share results)................          8,803               8,525            8,741            8,501
                                                                 ============       =============     ============    ==============

Weighted average shares outstanding (used in
   the calculation of diluted per share results)..............          8,819               8,525            8,790            8,501
                                                                 ============       =============     ============     =============

             See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                             SIX MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                       ---------------------------
                                                                                                           1998            1997
                                                                                                       -----------     -----------
Cash flows from operating activities:
Net income (loss).................................................................................     $       175     $    (2,100)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Loss on discontinued operations.................................................................              --           1,499
  Depreciation and amortization...................................................................           1,244           2,230
  Deferred income taxes...........................................................................             (94)             --
  Reserves for accounts receivable and inventory..................................................             100           1,167
  Loss on sale or disposal of property and equipment..............................................              --              76
  Gain on sale of investments.....................................................................            (647)             --
  Equity in earnings of unconsolidated affiliate..................................................             (24)             --
  Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
   (Increase) decrease in receivables.............................................................          69,846         (63,493)
   (Increase) decrease in inventory...............................................................             628         (25,473)
   (Increase) decrease in income taxes receivable.................................................           8,848              --
   (Increase) decrease in prepaid expenses and other current assets...............................           3,516          (2,864)
   (Increase) decrease in other assets............................................................              44             653
   Increase (decrease) in accounts payable........................................................         (54,287)         71,988
   Increase (decrease) in accrued expenses........................................................           1,315           5,295
   Increase (decrease) in other liabilities.......................................................          (1,428)           (639)
                                                                                                       -----------     -----------
      Net cash provided by (used in) operating activities of
           continuing operations..................................................................          29,236         (11,661)
      Net cash used in discontinued operations....................................................              --          (2,339)
                                                                                                       -----------     -----------

                  Net  cash provided by (used in) operating activities............................     $    29,236     $   (14,000)
                                                                                                       -----------     -----------

Cash flows from investing activities:
  Purchases of property and equipment.............................................................            (319)         (1,334)
  Proceeds from sale of investments...............................................................          23,970              --
  Purchases of subsidiaries, net of cash acquired.................................................              --         (10,129)
  Product development costs.......................................................................              --            (690)
                                                                                                       -----------     -----------
                  Net cash provided by (used in) investing activities.............................     $    23,651     $   (12,153)
                                                                                                       -----------     -----------

Cash flows from financing activities:
  Net advances (repayments) under line of credit..................................................         (39,510)         26,416
  Principal payments on long-term debt and capital lease obligations..............................         (15,049)           (899)
  Payment of debt issue costs.....................................................................              --            (100)
  Proceeds from the issuance of common stock......................................................           1,704             736
  Purchase of treasury stock......................................................................             (32)             --
                                                                                                       -----------     -----------
                  Net cash provided by (used in) financing activities.............................     $   (52,887)    $    26,153
                                                                                                       -----------     -----------

Increase (decrease) in unrestricted cash and equivalents..........................................              --              --
Unrestricted cash and equivalents, beginning of period............................................              --              --
                                                                                                       -----------     -----------

Unrestricted cash and equivalents, end of period..................................................     $        --     $        --
                                                                                                       ===========     ===========


             See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.     BASIS OF PRESENTATION

       The consolidated interim financial statements included herein have been prepared by BTG, Inc. and Subsidiaries ("BTG" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998. The results of operations for the six-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1999.

2.     COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three-month and six-month periods ended September 30, 1998, the Company had other comprehensive income resulting from unrealized holding gains on available-for-sale investments. The Company did not have other comprehensive income for the three-month and six-month periods ended September 30, 1997. Comprehensive income for the three-month and six-month periods ended September 30, 1998, was as follows (in thousands):

                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      SEPTEMBER 30, 1998        SEPTEMBER 30, 1998
                                                                      ------------------        ------------------


       Net income                                                           $ 93                      $ 175

       Other comprehensive income:
           Unrealized gains on investments, net of
            income taxes of $12 and $457, respectively                        20                        742
                                                                              --                        ---


       Comprehensive income                                                 $113                      $ 917
                                                                            ====                      =====


3.     INVESTMENT IN UNCONSOLIDATED AFFILIATE

       In May 1998, the Company's preferred stock investment in Government Technology Services, Inc. ("GTSI") was converted into 3.0 million shares of GTSI's common stock. At such time, the Company began to account for this investment using the equity method of accounting. In July 1998, the Company sold a substantial portion of this investment and, accordingly, began accounting for the remaining investment at cost.

4.     SHAREHOLDERS' EQUITY

       In September 1998, the Company's Board of Directors approved the adoption of a share repurchase plan. Under the share repurchase plan, the Company is authorized to purchase, from time to time, up to 500,000 shares of its common stock through both open market and negotiated purchase prices. During the three months ended September 30, 1998, 4,700 shares of common stock were purchased by the Company under the plan.

       In addition, in September 1998, the Company's Board of Directors approved the adoption of a shareholder rights plan in order to protect its shareholders from potential inequitable takeover tactics and to preserve the future value of the Company.


5.     LINE OF CREDIT

       On November 9, 1998, the Company amended its working capital credit facility to provide for, among other things, an extension of the maturity date of the facility to August 31, 2002. The amended credit facility provides for borrowings up to $50.0 million based on specified percentages of eligible accounts receivable. Interest on outstanding borrowings under the amended agreement is provided for at a rate equal to, at the Company's option, either the lender's prime rate or LIBOR plus a percentage ranging from 2.25% to 3.25%, depending on the Company's leverage ratio. The LIBOR rate option is not available to the Company during the period in which the lenders have extended overadvance funding to the Company. The amended credit facility also requires the Company to comply with certain financial covenants. At September 30, 1998, the Company was in compliance with all financial covenants under the agreement.


6.     RECLASSIFICATIONS

       Certain amounts in the prior period's interim financial statements have been reclassified to conform to the fiscal 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

       BTG, Inc. ("BTG" or the "Company") is an information systems and technical services company providing complete solutions to a broad range of the complex systems and product needs of the United States Government and its agencies and departments (the "Government"), state and local governments and commercial clients. The Company provides systems development, integration, engineering and network design, implementation and security expertise services. In addition, in prior fiscal years, the Company was significantly involved in the reselling of computer hardware and software. The Company's common stock is quoted on the NASDAQ National Market under the symbol "BTGI".

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

       In August 1996, the Company formed Community Networks, Inc. ("CNI") to be a total solutions provider to broadband network owners entering the Internet access market. CNI's offerings were designed to allow network operators to sell enhanced Internet services to residential consumers and businesses. During fiscal 1998, it became evident to the Company that the subscriber base was not growing as rapidly as was initially anticipated. As a result, the Company made a decision to discontinue the operations of CNI rather than continue its investment in this new venture. Accordingly, the fiscal 1998 operating results of CNI have been segregated from BTG's continuing operations and reported as a separate line item on the consolidated interim statement of operations.

       The Company's revenues are derived from both contract activities and product sales. Contract revenue is typically less seasonal than product sales but fluctuates monthly based on contract delivery schedules. Contract revenue is typically characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Yearly increases in contract revenue have generally resulted from increases in volume, driven by additional work requirements under Government contracts, rather than price increases, which are generally limited to escalation factors of 3% to 4% on direct labor costs. Product sales tend to be seasonal, with the Company's second and third fiscal quarters typically accounting for the greatest proportion of revenues each year. Product sales are characterized by higher direct costs than contract revenue; however, indirect expenses associated with product sales are generally lower in comparison. Higher volumes as opposed to price increases have generally driven yearly increases in product sales. The Company's operating performance is affected by both the number and type of contracts held, the timing of the installation or delivery of the Company's services and products, and the relative margins of the services performed or products sold. In general, the Company recognizes its highest margins on its most specialized systems engineering and software development projects and lower margins on sales of commercial off-the-shelf products, whose sales tend to have lower services components and a more competitive after-contract award environment. The Company's product sales have been significantly reduced as a result of the GTSI Transaction.

RESULTS OF OPERATIONS

       The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:

                                                                                                          % PERIOD-TO-PERIOD
                                                          PERCENTAGE OF REVENUE                     INCREASE (DECREASE) OF DOLLARS
                                                -----------------------------------------          --------------------------------
                                                                                                   THREE MONTHS         SIX MONTHS
                                                THREE MONTHS ENDED       SIX MONTHS ENDED           ENDED SEPT.         ENDED SEPT.
                                                   SEPTEMBER 30,           SEPTEMBER 30,             30, 1998            30, 1998
                                                -----------------        ----------------           COMPARED TO         COMPARED TO
                                                                                                   THREE MONTHS         SIX MONTHS
                                                                                                    ENDED SEPT.         ENDED SEPT.
                                                1998         1997        1998       1997             30, 1997            30, 1997
                                                ----         ----        ----       ----           ----------------    ------------

Revenue:
   Contract revenue.........................    52.8%        21.9%       52.2%       24.2%               12.3%              20.7%
   Product sales............................    47.2         78.1        47.8        75.8               (71.8)             (64.7)
      Total revenue.........................   100.0        100.0       100.0       100.0               (53.4)             (44.1)
Direct costs:
   Contract costs (as a % of
      contract revenue).....................    67.2         66.3        67.1        65.1                13.8               24.5
   Cost of product sales (as a %
      of product sales).....................    97.0         93.0        96.7        91.1               (70.6)             (62.6)
      Total direct costs (as a %
        of total revenue)...................    81.3         87.1        81.3        84.9               (56.5)             (46.4)
Indirect, general and administrative
   expenses.................................    16.7         12.7        17.0        14.0               (38.5)             (31.8)
Amortization and other operating costs, net      0.4          0.3         0.4         0.2               (37.7)              (7.8)
Operating income (loss).....................     1.6         (0.1)        1.3         0.9              (584.9)             (23.9)
Interest expense............................     0.9          1.1         1.5         1.2               (59.6)             (30.6)
Equity in earnings of affiliate ............     0.0          0.0         0.0         0.0               (66.7)                --
Gain on sale of investments.................    (0.5)         0.0         0.4         0.0                  --                 --
Income (loss) from continuing operations
   before income taxes......................     0.2         (1.2)        0.2        (0.3)             (107.1)            (138.1)
Income tax expense (benefit)................    (0.1)         0.4        (0.1)        0.1              (108.4)            (165.3)
Income (loss) from continuing operations....     0.1         (0.8)        0.1        (0.2)             (106.3)            (129.1)
Loss from discontinued operations, net of tax    0.0         (0.4)        0.0        (0.5)             (100.0)            (100.0)
Net income (loss)...........................     0.1         (1.2)        0.1        (0.7)             (104.0)            (108.3)



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

       The three months ended September 30, 1998 realized a net decrease in revenues of $101.0 million, or 53.4%, from the three months ended September 30, 1997. A contract revenue increase of $5.1 million was offset by a decrease of $106.1 million attributable to product sales. The increase in contract revenue during the three months ended September 30, 1998 was primarily due to an increase of $3.7 million of revenue recognized under contracts acquired in connection with the acquisition of Nations, offset by a decrease of $3.5 million under the Company's Integration for Command, Control, Communications, Computers and Intelligence ("IC4I") contract and a net increase of $4.9 million under a variety of other contracts. The decrease in product sales was primarily due to the GTSI Transaction. Included in product sales during the three months ended September 30, 1998 was $28.6 million of revenue resulting from certain contracts awarded to BTG's product reselling business unit in a prior year which were subcontracted to GTSI as part of the GTSI Transaction (the "Royalty Contracts"). Pursuant to an agreement entered into as part of the GTSI Transaction, GTSI assumed substantially all of the future performance requirements of the Royalty Contracts and BTG receives a fee of 1% or 2% on total product sales made under such contracts. The Company anticipates a significant reduction in revenues derived from the Royalty Contracts over the next six to twelve months as the contractual periods of performance expire. In the three months ended September 30, 1998, approximately 93.6% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 92.2% for the three months ended September 30, 1997.

       Direct costs, expressed as a percentage of total revenue, decreased from 87.1% for the three months ended September 30, 1997 to 81.3% for the three months ended September 30, 1998. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue increased from 66.3% in the three months ended September 30, 1997 to 67.2% in the three months ended September 30, 1998. This increase was, in large part, the result of increased revenue generated under the contracts acquired in connection with the acquisition of Nations, which contracts require higher levels of material and other direct costs than does BTG's historical contract base. Cost of product sales as a percentage of product sales increased from 93.0% in the three months ended September 30, 1997 to 97.0% in the three months ended September 30, 1998 due primarily to product sales recognized from the Royalty Contracts for which gross margins of 1% to 2% are earned.

       Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended September 30, 1998 decreased by $9.2 million, or 38.5%, from the same period in 1997. This decrease was due primarily to the GTSI Transaction which resulted in a reduction in the number of Company employees, space requirements, and other related indirect costs. Expressed as a percentage of total revenues, indirect, general and administrative expenses increased for the three months ended September 30, 1998 to 16.7% from 12.7% in the three months ended September 30, 1997. This increase is primarily due to the significant reduction in the amount of revenue resulted from product sales, which typically requires a lower relative level of infrastructure support than does revenue derived from contract activity. When compared to the three months ended June 30, 1998, the ratio of indirect, general and administrative expenses to total revenues decreased from the 17.3% reported in that period.

       Amortization and other operating costs, which include the amortization of goodwill and other intangible assets as well as other operating expenses that are non-reimbursable under Government contracts, decreased by $221,000 in the three months ended September 30, 1998 as compared with the same period of the prior year. This decrease was primarily the result of a formal restructuring of the Company's operations which occurred in the prior fiscal year and which resulted in the write-off of goodwill and certain other intangible assets which had become impaired.

       Interest expense for the three months ended September 30, 1998 decreased by $1.2 million, or 59.6%, from the comparable period of the prior year. This decrease was due to a significantly lower average balance outstanding under the Company's line of credit facility and to the repayment in April 1998 of the Company's long-term debt obligations. Cash used to reduce outstanding debt was primarily generated from the collection of outstanding receivables and from proceeds made available from the sales of investments.

       Equity in the earnings of unconsolidated affiliate in the three months ended September 30, 1997 resulted from the Company's interest in an unincorporated joint venture. The joint venture entity, which is with an unrelated company, was formed for the purpose of performing under a specific contract which ended on March 31, 1998. During the three months ended June 30, 1998, the Company acquired a common stock interest in GTSI for which the equity method of accounting was used. BTG's share of the earnings reported by GTSI of $24,000 for the three months ended June 30, 1998 was recognized by BTG in its fiscal quarter ended September 30, 1998. During the three months ended September 30, 1998, BTG sold a substantial portion of its interest in GTSI and will no longer report its investment in GTSI under the equity method.

       Income tax expense, as a percentage of income from continuing operations before income taxes was 42.6% in the three months ended September 30, 1998; however, due to the pre-tax loss experienced by the Company during the three months ended September 30, 1997, there was an income tax benefit, which as a percentage of the loss from continuing operations before income taxes, was 35.9% for the three-month period.

       Net income for the three months ended September 30, 1998 increased by $2.4 million from the three months ended September 30, 1997, due to the reasons discussed above.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1997

       The Company realized a net decrease in revenues of $136.1 million, or 44.1%, for the six months ended September 30, 1998, as compared with the six months ended September 30, 1997. A contract revenue increase of $15.5 million was offset by a decrease of $151.6 million attributable to product sales. The increase in contract revenue during the six months ended September 30, 1998 was primarily due to an increase of $14.3 million of revenue recognized under contracts acquired in connection with the acquisition of Nations, offset by a decrease of $7.5 million under the Company's IC4I contract and a net increase of $8.4 million under a variety of other contracts. The decrease in product sales was primarily due to the GTSI Transaction. Included in product sales during the six months ended September 30, 1998 was $62.7 million of revenue resulting from the Royalty Contracts. In the six months ended September 30, 1998, approximately 94.3% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 90.3% for the six months ended September 30, 1997.

       Direct costs, expressed as a percentage of total revenues, decreased from 84.9% for the six months ended September 30, 1997 to 81.3% for the six months ended September 30, 1998. Contract costs as a percentage of contract revenue increased from 65.1% in the six months ended September 30, 1997 to 67.1% in the six months ended September 30, 1998. This increase was, in large part, the result of increased revenue generated under contracts acquired in connection with the acquisition of Nations, which contracts require higher levels of material and other direct costs than does BTG's historical contract base. Cost of product sales as a percentage of product sales increased from 91.1% in the six months ended September 30, 1997 to 96.7% in the six months ended September 30, 1998 due primarily to product sales recognized from the Royalty Contracts for which gross margins of 1% to 2% are earned.

       Indirect, general and administrative expenses for the six months ended September 30, 1998 decreased by $13.8 million, or 31.8%, from the same period in 1997. This decrease was due primarily to the GTSI Transaction which resulted in a reduction in the number of Company employees, space requirements, and other related indirect costs. Expressed as a percentage of total revenues, indirect, general and administrative expenses increased for the six months ended September 30, 1998 to 17.1% from 14.0% in the six months ended September 30, 1997. This increase is primarily due to the significant reduction in the amount of revenue resulted from product sales, which typically requires a lower relative level of infrastructure support than does revenue derived from contract activity.

       Amortization and other operating costs decreased by $312,000 in the six months ended September 30, 1998 as compared with the same period of the prior year. This decrease was primarily the result of a formal restructuring of the Company's operations which occurred in the prior fiscal year and which resulted in the write-off of goodwill and certain other intangible assets which had become impaired.

       Interest expense for the six months ended September 30, 1998 decreased by $1.1 million, or 30.6%, from the comparable period of the prior year. This decrease was due to a significantly lower average balance outstanding under the Company's line of credit facility and to the repayment in April 1998 of the Company's long-term debt obligations. Cash used to reduce outstanding debt was primarily generated from the collection of outstanding receivables and from proceeds made available from the sales of investments.

       Equity in the earnings of unconsolidated affiliate in the six months ended September 30, 1997 resulted from the Company's interest in an unincorporated joint venture as described above. Also as described above, during the six months ended September 30, 1998, the Company acquired a common stock interest in GTSI for which the equity method of accounting was used and BTG recognized $24,000 as its share of earnings reported by GTSI. During the six months ended September 30, 1998, BTG sold a substantial portion of its interest in GTSI and will no longer report its investment in GTSI under the equity method.

       Income tax expense, as a percentage of income from continuing operations before income taxes was 42.6% in the six months ended September 30, 1998; however, due to the pre-tax loss experienced by the Company during the six months ended September 30, 1997, there was an income tax benefit, which as a percentage of the loss from continuing operations before income taxes, was 24.9% for the six-month period.

Net income for the six months ended September 30, 1998 increased by $2.3 million from the six months ended September 30, 1997, due to the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

       Net cash of approximately $29.2 million was provided by operating activities during the six months ended September 30, 1998. This largely resulted from the collection of outstanding receivables generated by the Company's product reselling business unit. Due to the GTSI Transaction, the Company's product sales revenue was significantly less than amounts recognized in the comparable period of the prior year. A significant portion of the cash received from the collection of outstanding receivables was used to reduce accounts payable.

       Investing activities provided cash of approximately $23.7 million during the six months ended September 30, 1998. This was primarily due to the sale of common stock owned in Cisco Systems, Inc., which was acquired as a result of BTG's investment in WheelGroup Corporation.

       During the six months ended September 30, 1998, the Company's financing activities used cash of approximately $52.9 million. This resulted from $39.5 million in repayments of outstanding borrowings under the Company's revolving line of credit facility and $15.0 million used to retire outstanding promissory notes payable. In addition, the Company received proceeds of $1.7 million from sales of common stock under both a private placement to the Company's directors and certain employee benefit plans.

       As of September 30, 1998, working capital was $44.1 million, compared to $43.8 million at March 31, 1998. At September 30, 1998, the Company had approximately $3.6 million available for borrowing under its revolving line of credit facility, which amount includes $3.0 million in overadvance funding extended to the Company by the lenders.

       On November 9, 1998, the Company amended its working capital credit facility to provide for, among other things, an extension of the maturity date of the facility to August 31, 2002. The amended credit facility provides for borrowings up to $50.0 million based on specified percentages of eligible accounts receivable. Interest on outstanding borrowings under the amended agreement is provided for at a rate equal to, at the Company's option, either the lender's prime rate or LIBOR plus a percentage ranging from 2.25% to 3.25%, depending on the Company's leverage ratio. The LIBOR rate option is not available to the Company during the period in which the lenders have extended overadvance funding to the Company. The amended credit facility also requires the Company to comply with certain financial covenants. At September 30, 1998, the Company was in compliance with all financial covenants under the agreement.


YEAR 2000 COMPLIANCE

The "Year 2000" (or "Y2K") problem results from the fact that many computer programs currently in use were not designed to process dates for years beyond 1999. A similar problem affects embedded systems in non-computer equipment. Systems that do not properly recognize date-related information could, among other things, fail to operate, operate incorrectly, or fail to exchange data properly with other systems. This could result in major system failures and the disruption of business operations. Assessments of the global impact of this problem vary, and it is therefore not possible to predict what the impact on the Company may be. In particular, the Company cannot estimate the extent to which other parties with whom it exchanges data will use only Y2K compliant computer programs, the extent of compatibility between such systems and the Company's, or the likelihood or effect of any disruption of supply or delivery of goods and services due to Year 2000 problems. In such events, the Company would, as a contingency, seek to shift its sources of supply or delivery to those entities not affected by such problems. Given the overall uncertainty, the Company is continuing its planning and analysis to address the Year 2000 problem.

The Company has established a Year 2000 Committee to conduct this analysis, to lead the Company's efforts to achieve Y2K compliance, and to advise senior management on risks and solutions. The Committee has initiated a number of assessments, gathered information, conducted tests, and prepared preliminary plans to address the Year 2000 problem. The Company expects this process to continue throughout calendar 1998 and to be completed in calendar 1999. The Company expects to complete remediation of critical internal systems by July 1999. However, there can be no assurances that corrective action will be completed before any Year 2000 problems occur, or that costs will not be greater than anticipated. The Year 2000 problem also may cause customers to divert toward remediation, funds that otherwise would have been directed toward purchasing Company products and services. To the extent the Company is not the provider of that remediation, this would affect the Company's revenues.

The Company has reviewed its internal operations, including the physical plant, computer programs, and other systems on which its operations rely. Based on this assessment, an action plan has been developed. It includes obtaining supplier certifications, obtaining and installing vendor-provided software upgrades, and replacing affected systems when necessary. Specifically, the financial system currently utilized by the Company is not Y2K compliant and the Company plans to upgrade it to a Y2K compliant system that will also have enhanced functionality. This upgrade is planned for installation in December 1998 with testing to be completed prior to April 1999. The cost of this upgrade is included in the normal, annual maintenance expenses for the system. Other corporate systems are under evaluation to determine appropriate courses of action. To date, the Company has incurred approximately $50,000 for Year 2000 remediation, out of a total information technology budget of $5.2 million for fiscal 1999. The Company expects to incur an additional $100,000 for Year 2000 remediation during the remainder of fiscal 1999.

The Company believes there is a risk that other parties with whom it deals may be relying on systems that could experience Year 2000 problems. This includes the Company's largest customer, the federal government, whose Year 2000 remediation efforts are known to be underway. Based on information currently available, the Company does not believe it will be materially and adversely affected by the Year 2000 problems of its federal or other customers, except to the extent the federal government reduces funding on contracts awarded to the Company, in order to fund Year 2000 remediation.

The Company also has begun taking steps to assure itself that the financial institutions, utilities, and service providers with whom it deals will not experience Year 2000 problems that would materially and adversely affect the Company. In addition, the Company has begun obtaining commitments from suppliers of products for resale that such products will be Y2K compliant.

Although the Company believes that essential operations and services will not be so affected, any failures or delays could disrupt the Company's business and cause it to incur substantial expense. Should Y2K noncompliance by the government or any other customer disrupt the Company's receipt of payments, the Company would expect to increase its short-term borrowing, which could have a material adverse effect on the Company in terms of increased interest costs.

The Company has undertaken an assessment of the extent to which products it has developed or resold are Y2K compliant. The Company is aware that the distribution of non-Y2K compliant products could give rise to customer claims against the Company. The Company cannot estimate the outcome of such claims or their effect on the Company, but believes that most such claims, unless based on contractual commitments, would be without merit.

PART II.   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the business of the Company or any subsidiary.


ITEM 2. CHANGES IN SECURITIES

     During the six-month period ended September 30, 1998, the Company issued shares of common stock that were not registered under the Securities Act of 1933 ("Unregistered Shares"). The Company issued 138,910 Unregistered Shares to five members of the Board of Directors in a private placement on June 4, 1998 at a price of $9.00 per share. In addition, the following Unregistered Shares were issued pursuant to the BTG 1990 Incentive Stock Option Plan: 13 employees exercised options to buy 5,318 Unregistered Shares at $3.45 per share; and 1 employee exercised options to buy 8,334 Unregistered Shares at $3.79 per share.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


     No defaults upon senior securities have taken place.


ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS


     At the Company's Annual Meeting of Shareholders held on August 5, 1998, the following proposals were adopted by the margins indicated:

           1.   To elect three nominees for Director:

                                            For               Withheld Authority
                                            ---               ------------------

           Ronald L. Turner              7,526,795                  34,186

           Alan G. Merten                7,532,814                  28,167

           Earle C. Williams             7,532,814                  28,167

                The following Directors continued their terms of office: Edward
                H. Bersoff, Ruth M. Davis, Raymond T. Tate, Ronald L. Turner, and Donald M. Wallach.


           2. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1999:

                For                          6,013,145
                Against                      1,543,639
                Abstain                          4,197

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

      10.1 Third Modification to Amended and Restated Business Loan and Security Agreement, dated November 9, 1998 by and among BTG, Inc. and its subsidiaries, NationsBank, N.A. and Fleet Capital Corporation.

      11   Statement regarding computation of per share earnings.


      27   Financial data schedule.


      B.   REPORTS ON FORM 8-K


      No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 16, 1998                          BTG, INC.



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

       10.1   Third Modification to Amended and Restated Business Loan and
              Security Agreement, dated November 9, 1998 by and among BTG, Inc.
              and its subsidiaries and NationsBank, N.A.


       11     Statement regarding computation of per share earnings.


       27     Financial data schedule.