Form 10-Q
period 1998-12-31
BTG INC /VA/
filed 1999-02-16
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File Number: 0-25094

                                    BTG, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Virginia                                 54-1194161
-------------------------------------      -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

   3877 Fairfax Ridge Road, Fairfax, Virginia            22030-7448
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone Number, including area code:           (703) 383-8000
                                                         -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                             Outstanding at February 11, 1999
---------------------------              ---------------------------------------
      Common Stock                                     8,811,810

                                    BTG, INC.

                               INDEX TO FORM 10-Q

                                                                                              PAGE
                                                                                             NUMBER
                                                                                           ----------
PART I.     FINANCIAL INFORMATION

 Item 1.     Financial Statements

               Consolidated Interim Balance Sheets, December 31, 1998
                  (unaudited) and March 31, 1998                                                 3

               Consolidated Interim Statements of Operations for the three months ended December 31, 1998 and 1997 and the nine
                  months ended December 31, 1998 and 1997 (unaudited)                            4

               Consolidated Interim Statements of Cash Flows for the nine
                  months ended December 31, 1998 and 1997 (unaudited)                            5

               Notes to Consolidated Interim Financial Statements (unaudited)                    6-8

 Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                           9-15

PART II.     OTHER INFORMATION

 Item 1.     Legal Proceedings                                                                   16

 Item 2.     Changes in Securities                                                               16

 Item 3.     Defaults Upon Senior Securities                                                     16

 Item 4.     Submission of Matters to a Vote of Security Holders                                 16

 Item 5.     Other Information                                                                   16

 Item 6.     Exhibits and Reports on Form 8-K                                                    16-17

SIGNATURES                                                                                       18

PART I.    FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                       CONSOLIDATED INTERIM BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  DECEMBER 31,        MARCH 31,
                                                                                      1998               1998
                                                                                  -------------      ------------
ASSETS                                                                             (unaudited)
Current assets:
  Investments, at fair value....................................................   $     3,809       $    22,286
  Receivables, net..............................................................        65,438           135,050
  Inventory, net................................................................         1,202             2,214
  Prepaid expenses..............................................................         4,076             3,338
  Income tax receivable.........................................................         1,355            10,348
  Other.........................................................................         4,572             9,128
                                                                                   -----------       -----------
    Total current assets........................................................   $    80,452       $   182,364
                                                                                   -----------       -----------
Property and equipment, net.....................................................         3,933             4,508
Goodwill, net...................................................................         8,591             8,860
Other intangible assets, net....................................................           387               874
Restricted investments, at cost.................................................         8,407            14,813
Other...........................................................................           674             1,020
                                                                                   -----------       -----------
                                                                                   $   102,444       $   212,439
                                                                                   ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..........................................   $       --        $    15,000
  Current maturities of line of credit..........................................           --             31,417
  Accounts payable..............................................................        17,377            74,573
  Accrued expenses..............................................................        12,264            13,483
  Other.........................................................................         2,470             4,079
                                                                                   -----------       -----------
     Total current liabilities..................................................   $    32,111       $   138,552
Line of credit..................................................................        33,381            38,835
Other liabilities...............................................................         1,963             1,992
                                                                                   -----------       -----------
    Total liabilities...........................................................   $    67,455       $   179,379
                                                                                   -----------       -----------
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no shares
   issued or outstanding........................................................   $       --        $       --
  Common stock, no par value, 20,000,000 shares authorized; 8,811,439 and 8,634,451 shares issued and outstanding at December 31, 1998
   and March 31, 1998, respectively.............................................        54,664            53,384
  Accumulated deficit...........................................................       (20,623)          (20,530)
  Treasury stock, at cost, 53,000 and 50,057 shares at December 31, 1998
   and March 31, 1998, respectively.............................................          (314)             (527)
  Unrealized gains on investments, net of related tax effects...................         1,262               733
                                                                                   -----------       -----------
    Total shareholders' equity..................................................   $    34,989       $    33,060
                                                                                   -----------       -----------
                                                                                   $   102,444       $   212,439
                                                                                   ===========       ===========



            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                DECEMBER 31,                    DECEMBER 31,
                                                       -----------------------------    ---------------------------
                                                            1998            1997             1998           1997
                                                       -----------       -----------    -----------     -----------
Revenues:
  Contract revenue...................................  $    41,976       $    40,479    $   132,188     $   115,239
  Product sales......................................       42,554           145,814        125,141         379,961
                                                       -----------       -----------    -----------     -----------
                                                            84,530           186,293        257,329         495,200
Direct costs:
  Contract costs.....................................       27,220            27,345         87,790          76,008
  Cost of product sales..............................       41,394           133,507        121,286         346,925
                                                       -----------       -----------    -----------     -----------
                                                            68,614           160,852        209,076         422,933

Indirect, general and administrative expenses........       13,177            22,879         42,977          66,201
Amortization expense.................................          153               453            523           1,367
Unusual charge.......................................        1,532               --           1,532             --
                                                       -----------       -----------    -----------     ----------
                                                            83,476           184,184        254,108         490,501

   Operating income .................................        1,054             2,109          3,221           4,699
Interest expense.....................................         (790)           (2,373)        (3,323)         (6,021)
Gain on sales of investments, net....................          640               --           1,287             --
Unusual charge.......................................       (1,201)              --          (1,201)            --
Other income (expense), net..........................         (179)              233           (155)            491
                                                       ------------      -----------    ------------    -----------

   Loss from continuing operations before taxes......         (476)              (31)          (171)           (831)

Income tax expense (benefit).........................         (208)              153            (78)            (46)
                                                       ------------      -----------    ------------    ------------

   Loss from continuing operations...................         (268)             (184)           (93)           (785)

Loss from discontinued operations, net
  of income taxes....................................          --               (614)           --           (2,113)
                                                       ------------      ------------   ------------    ------------

   Net loss..........................................  $      (268)      $      (798)   $       (93)    $    (2,898)
                                                       ============      ============   ============    ============


Basic earnings per share:
  Loss from continuing operations....................  $     (0.03)      $     (0.02)   $     (0.01)    $     (0.09)
  Loss from discontinued operations..................          --              (0.07)           --            (0.25)
                                                       ------------      ------------   ------------    ------------
   Net loss..........................................  $     (0.03)      $     (0.09)   $     (0.01)    $     (0.34)
                                                       ============      ============   ============    ============


Diluted earnings per share:
  Loss from continuing operations....................  $     (0.03)      $     (0.02)   $    (0.01)     $    (0.09)
  Loss from discontinued operations..................          --              (0.07)          --            (0.25)
                                                       ------------      ------------   ------------    -----------
   Net loss..........................................  $     (0.03)      $     (0.09)   $     (0.01)    $    (0.34)
                                                       ============      ============   ============    ===========


Weighted average shares outstanding (used in
  calculation of basic per share results)............        8,796             8,563          8,760           8,522
                                                       ===========       ===========    ===========     ===========
Weighted average shares outstanding (used in
  calculation of diluted per share results)..........        8,796             8,563          8,760           8,522
                                                       ===========       ===========    ===========     ===========


            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                        ----------------------------
                                                                                            1998             1997
                                                                                        -----------     ------------
Cash flows from operating activities:
Net loss............................................................................    $       (93)    $    (2,898)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Loss on discontinued operations...................................................            --            2,113
  Depreciation and amortization.....................................................          1,758           3,655
  Deferred income taxes.............................................................           (380)            --
  Reserves for receivables and inventory............................................          1,479             961
  Loss on disposal of property and equipment........................................            --               76
  Gain on sale of investments.......................................................         (1,287)            --
  Unusual charge....................................................................          1,706             --
  Equity in earnings of unconsolidated affiliate....................................            (24)            --
  Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
   (Increase) decrease in receivables...............................................         68,134         (60,004)
   (Increase) decrease in inventory.................................................          1,012         (24,217)
   (Increase) decrease in income taxes receivable...................................          8,994             --
   (Increase) decrease in prepaid expenses and other current assets.................          3,397          (3,644)
   (Increase) decrease in other assets..............................................            346             749
   Increase (decrease) in accounts payable..........................................        (57,196)         51,511
   Increase (decrease) in accrued expenses..........................................         (1,219)         (3,643)
   Increase (decrease) in other liabilities.........................................         (1,821)           (597)
                                                                                        ------------    ------------
    Net cash provided by (used in) the operating activities
     of continuing operations.......................................................         24,806         (35,938)
    Net cash used in discontinued operations........................................            --           (3,552)
                                                                                        -----------     ------------

    Net cash provided by (used in) operating activities.............................    $    24,806     $   (39,490)
                                                                                        -----------     ------------

Cash flows from investing activities:
  Proceeds from sale of investments.................................................         26,108             --
  Purchases of property and equipment...............................................           (466)         (1,574)
  Purchase of subsidiaries, net of cash acquired....................................            --          (10,129)
  Software development costs........................................................            --             (807)
                                                                                        -----------     ------------
    Net cash provided by (used in) investing activities.............................    $    25,642     $   (12,510)
                                                                                        -----------     ------------

Cash flows from financing activities:
  Net advances (repayments) on line of credit.......................................        (36,871)         52,431
  Principal payments on long-term debt and capital lease obligations................        (15,070)         (1,099)
  Payment of debt issue costs.......................................................            --             (306)
  Proceeds form issuance of common stock............................................          1,807             974
  Purchases of treasury stock.......................................................           (314)            --
                                                                                        ------------    ------------
    Net cash provided by (used in) financing activities.............................    $   (50,448)    $    52,000
                                                                                        ------------    ------------

Increase (decrease) in unrestricted cash and equivalents............................            --              --
Unrestricted cash and equivalents, beginning of period..............................            --              --
                                                                                        ------------    ------------

Unrestricted cash and equivalents, end of period....................................    $       --      $       --
                                                                                        ============    ============


            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.       BASIS OF PRESENTATION

         The consolidated interim financial statements included herein have been prepared by BTG, Inc. and Subsidiaries ("BTG" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998. The results of operations for the nine-month period ended December 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1999.

2.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three-month and nine-month periods ended December 31, 1998, the Company had other comprehensive income resulting from unrealized holding gains on available-for-sale investments. The Company did not have other comprehensive income for the three-month and nine-month periods ended December 31, 1997. Comprehensive income for the three-month and nine-month periods ended December 31, 1998, was as follows (in thousands):

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          DECEMBER 31, 1998         DECEMBER 31, 1998
                                                          -----------------         -----------------
      Net loss                                                    $    (268)               $    (93)


      Other comprehensive income:
          Unrealized gains on investments, net of
           income taxes of $24 and $480, respectively                    40                     782
                                                                  ---------                --------


      Comprehensive income (loss)                                 $    (228)               $    689
                                                                  =========                ========

3.       INVESTMENTS, AT FAIR VALUE

         During the three-month and nine-month periods ended December 31, 1998, the Company sold approximately 33,000 and 310,000 shares of Cisco Systems, Inc. common stock for $2.2 million and $21.1 million respectively. The proceeds from these sales were used to reduce outstanding borrowings under the Company's line of credit facility. For the three-month and nine-months periods ended December 31, 1998, the Company recognized gains on such sales of $723,000 and $1.8 million respectively.

                           BTG, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998

4.    LINE OF CREDIT

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

         On January 26, 1999, the Company amended its working capital credit facility as a result of the acquisition of STAC, Inc. ("STAC"). In addition to permitting the additional borrowings required to satisfy the cash portion of the purchase price, the credit facility amendment changed certain of the financial covenants affected by the acquisition.

5.    UNUSUAL CHARGES

         On February 12, 1998, BTG and Government Technology Services, Inc. ("GTSI") entered into an Asset Purchase Agreement (the "APA") under which BTG sold to GTSI (i) certain of the assets, principally inventory and property and equipment, and (ii) certain of the existing contracts and outstanding customer orders of the BTG operating division principally responsible for reselling computer hardware and software products. As consideration for the sale, BTG was to receive $8.0 million and 3.0 million shares of GTSI common stock. Ten percent of the purchase price was placed in escrow for a one-year period to serve as security for the Company's indemnification for potential obligations under the APA.

         During fiscal 1999, BTG and GTSI entered into a series of agreements in order to settle a number of issues which arose subsequent to the APA. Under the terms of the new agreements, BTG transferred to GTSI all of the cash portion of the escrow and 200,000 shares of the GTSI common stock being held in the escrow.

         In addition, BTG recorded a reserve of approximately $1.5 million due to the impairment of certain assets of the Company's product reselling division, which was previously sold to GTSI.

         Total costs associated with these transactions amounted to approximately $2.7 million, approximately $1.6 million on an after-tax basis, and is included in both operating and non-operating income in the accompanying consolidated interim statements of operations.

6.    SUBSEQUENT EVENTS

       Business Combination

         On January 26, 1999, BTG completed the acquisition of STAC, an analysis and software development company headquartered in Fairfax, Virginia. The Company purchased all of the common stock of STAC for approximately $6.6 million, $1.5 million of which was contingent on certain stock market indices which have been subsequently satisfied. The Company expects to account for this acquisition using the purchase method of accounting. This acquisition does not have a material effect on pro forma operations.

       Sale of Restricted Investments

         On February 10, 1999, BTG and GTSI entered into an agreement under which GTSI issued a note payable to BTG as consideration for the purchase by GTSI of 400,000 shares of its common stock at $5.00 per share. The note, which bears interest at 8.0%, is payable in three annual installments beginning on January 31, 2000. In addition, BTG granted GTSI an option to purchase, at $5.25 per share, the remaining 1.3 million shares of GTSI common stock held by BTG. The option is for a five-year period ending in February 2004.

7.    RECLASSIFICATIONS

         Certain amounts in the prior period's interim financial statements have been reclassified to conform to the fiscal 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    BTG, Inc. ("BTG" or the "Company") is an information systems and technical services company providing complete solutions to a broad range of the complex systems and product needs of the United States Government and its agencies and departments (the "Government"), state and local governments and commercial clients. The Company provides systems development, integration, engineering and network design, implementation and security services. In addition, in prior fiscal years, the Company was significantly involved in the reselling of computer hardware and software. The Company's common stock is quoted on the NASDAQ National Market under the symbol "BTGI".

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

RESULTS OF OPERATIONS

         The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:


                                                                                                 % PERIOD-TO-PERIOD
                                                    PERCENTAGE OF REVENUE                   INCREASE (DECREASE) OF DOLLARS
                                        --------------------------------------------  ----------------------------------------
                                                                                         THREE MONTHS          NINE MONTHS
                                        THREE MONTHS ENDED       NINE MONTHS ENDED      ENDED DEC. 31,        ENDED DEC. 31,
                                          DECEMBER 31,               DECEMBER 31,           1998                  1998
                                        --------------------   ---------------------     COMPARED TO          COMPARED TO
                                                                                        THREE MONTHS          NINE MONTHS
                                                                                          ENDED DEC.          ENDED DEC.
                                           1998      1997        1998     1997              31, 1997           31, 1997
                                           ----      ----        ----     ----       ------------------      -----------------
Revenue:
   Contract revenue.................       49.7%     21.7%       51.4%    23.3%              3.7%                  14.7%
   Product sales....................       50.3      78.3        48.6     76.7             (70.8)                 (67.1)
     Total revenue..................      100.0     100.0       100.0    100.0             (54.6)                 (48.0)
Direct costs:
   Contract costs (as a % of
     contract revenue)..............       64.8      67.6        66.4     66.0              (0.5)                  15.5
   Cost of product sales (as a %
     of product sales)..............       97.3      91.6        96.9     91.3             (69.0)                 (65.0)
     Total direct costs (as a %
       of total revenue)............       81.2      86.3        81.2     85.4             (57.3)                 (50.6)
Indirect, general and administrative
   expenses.........................       15.6      12.3        16.7     13.4             (42.4)                 (35.1)
Amortization expense ...............        0.2       0.2         0.2      0.3             (66.2)                 (61.7)
Unusual charge......................        1.8       0.0         0.6      0.0              (A)                    (A)
   Operating income.................        1.2       1.2         1.3      0.9             (50.0)                 (31.5)
Interest expense....................       (0.9)     (1.3)       (1.3)    (1.2)            (66.7)                 (44.8)
Gain on sales of investments, net...        0.8        --         0.5       --              (A)                    (A)
Unusual charge......................       (1.4)       --        (0.5)      --              (A)                    (A)
Other income (expense), net.........       (0.2)      0.1        (0.1)     0.1            (176.8)                (131.6)
Loss from continuing operations before
   income taxes.....................       (0.5)      0.0        (0.1)    (0.2)             (B)                    79.4
Income tax expense (benefit)........       (0.2)      0.1        (0.1)     0.0             235.9                   69.6
Loss from continuing operations.....       (0.3)     (0.1)        0.0     (0.2)            (45.7)                  88.2
Loss from discontinued operations, net
   of taxes.........................         --      (0.3)         --     (0.4)            100.0                  100.0
Net loss............................       (0.3)     (0.4)        0.0     (0.6)             66.4                   96.8


(A) There was no expense for this item in the prior year.
(B) The year-to-year increase is in excess of 1,000%.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997

    The three months ended December 31, 1998 realized a net decrease in revenues of $101.8 million, or 54.6%, from the three months ended December 31, 1997. A contract revenue increase of $1.5 million was offset by a decrease of $103.3 million attributable to product sales. The increase in contract revenue during the three months ended December 31, 1998 was due to a number of new contracts generating a net increase of $5.4 million in contract revenue. This increase was offset by a decrease of $3.9 million under the Company's Integration for Command, Control, Communications, Computers, and Intelligence ("IC4I") contract. The decrease in product sales was primarily due to the GTSI Transaction. Included in product sales during the three months ended December 31, 1998 was $30.7 million of revenue resulting from certain contracts awarded to BTG's product reselling business unit in a prior year which were subcontracted to GTSI as part of the GTSI Transaction (the "Royalty Contracts"). In accordance with an agreement entered into as part of the GTSI Transaction, GTSI assumed substantially all of the future performance requirements of the Royalty Contracts and BTG received a fee of 1% or 2% on total product sales made under such contracts. Pursuant to an agreement entered into by the Company and GTSI in February 1999, BTG expects no future revenue from the Royalty Contracts. In the three months ended December 31, 1998, approximately 92.9% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 95.7% for the three months ended December 31, 1997.

    Direct costs, expressed as a percentage of total revenue, decreased from 86.3% for the three months ended December 31, 1997 to 81.2% for the three months ended December 31, 1998. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue decreased from 67.6% in the three months ended December 31, 1997 to 64.8% in the three months ended December 31, 1998. This decrease was due in large part to the reduced revenues generated from the IC4I contract, which has a significant materials requirement. Cost of product sales as a percentage of product sales increased from 91.6% in the three months ended December 31, 1997 to 97.3% in the three months ended December 31, 1998 due primarily to product sales recognized from the Royalty Contracts for which gross margins of 1% to 2% are earned.

    Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended December 31, 1998 decreased by $9.7 million, or 42.4%, from the same period in 1997. This decrease was due primarily to the GTSI Transaction which resulted in a reduction in the number of Company employees, space requirements, and other related indirect costs. Expressed as a percentage of total revenues, indirect, general and administrative expenses increased for the three months ended December 31, 1998 to 15.6% from 12.3% in the three months ended December 31, 1997. This increase is primarily due to the significant reduction in the amount of revenue resulted from product sales, which typically requires a lower relative level of infrastructure support than does revenue derived from contract activity. When compared to the three months ended September 30, 1998, the ratio of indirect, general and administrative expenses to total revenues decreased from the 16.9% reported in that period.

    Amortization expense, which includes the amortization of both goodwill and other intangible assets, decreased by $300,000 in the three months ended December 31, 1998 as compared with the same period of the prior year. This decrease was primarily the result of a formal restructuring of the Company's operations which occurred in the prior fiscal year and which resulted in the write-off of goodwill and certain other intangible assets which had become impaired.

    Interest expense for the three months ended December 31, 1998 decreased by $1.6 million, or 66.7%, from the comparable period of the prior year. This decrease was due to a significantly lower average balance outstanding under the Company's line of credit facility and to the repayment in April 1998 of the Company's long-term debt obligations. Cash used to reduce outstanding debt was primarily generated from the collection of outstanding receivables and from proceeds made available from the sale of investments.

    The unusual charges in the three months ended December 31, 1998 resulted both from a series of new agreements entered into by BTG and GTSI to settle a number of outstanding issues related to the GTSI Transaction and from the impairment of certain assets of the Company's product reselling division, which was previously sold to GTSI. On February 12, 1998, BTG and GTSI entered into an Asset Purchase Agreement (the "APA") under which BTG sold to GTSI (i) certain of the assets, principally inventory and property and equipment, and (ii) certain of the existing contracts and outstanding customer orders of the BTG product reselling division. As consideration for the sale, BTG was to receive $8.0 million and 3.0 million shares of GTSI common stock. Ten percent of the purchase price was placed in escrow for a one-year period to serve as security for the Company's indemnification for potential obligations under the APA. Under the terms of the new agreements, BTG transferred to GTSI all of the cash portion of the escrow and 200,000 shares of the GTSI common stock being held in the escrow. In addition, BTG recorded a reserve of approximately $1.5 million against certain assets of the Company's former product reselling division. Total costs associated with these transactions amounted to approximately $2.7 million, approximately $1.6 million on an after-tax basis.

    The income tax benefit, as a percentage of the loss from continuing operations before income taxes, was 43.7% in the three months ended December 31, 1998. During the three months ended December 31, 1997, the Company recorded an income tax expense of $153,000 even though a pre-tax loss of $31,000 was realized. This unusual relationship was the result of certain expenses, such as goodwill amortization, which are included in the pre-tax loss for book purposes, however, are not deductible for income tax return purposes.

    In August 1996, the Company formed Community Networks, Inc. ("CNI") to be a total solutions provider to broadband network owners entering the Internet access market. CNI's offerings were designed to allow network operators to sell enhanced Internet services to residential consumers and businesses. During fiscal 1998, it became evident to the Company that the subscriber base was not growing as rapidly as was initially anticipated. As a result, the Company made a decision to discontinue the operations of CNI rather than continue its investment in this new venture. Accordingly, the fiscal 1998 operating results of CNI have been segregated from BTG's continuing operations and reported as a separate line item on the consolidated interim statements of operations for the three and nine month periods ended December 31, 1997.

    Net loss for the three months ended December 31, 1998 decreased by $530,000 from the three months ended December 31, 1997, due to the reasons discussed above.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1997

    The Company realized a net decrease in revenues of $237.9 million, or 48.0%, for the nine months ended December 31, 1998, as compared with the nine months ended December 31, 1997. A contract revenue increase of $16.9 million was offset by a decrease of $254.8 million attributable to product sales. The increase in contract revenue during the nine months ended December 31, 1998 was primarily due to an increase of $13.7 million of revenue recognized under contracts acquired in connection with the acquisition of Nations and a number of new contracts generating a net increase of $14.6 million in contract revenue. These increases were offset by a decrease of $11.4 million in revenue under the IC4I contract. The decrease in product sales was primarily due to the GTSI Transaction. Included in product sales during the nine months ended December 31, 1998 was $93.4 million of revenue resulting from the Royalty Contracts. In the nine months ended December 31, 1998, approximately 93.1% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 92.6% for the nine months ended December 31, 1997.

    Direct costs, expressed as a percentage of total revenues, decreased from 85.4% for the nine months ended December 31, 1997 to 81.2% for the nine months ended December 31, 1998. Contract costs as a percentage of contract revenue remained relatively flat increasing slightly from 66.0% in the nine months ended December 31, 1997 to 66.4% in the nine months ended December 31, 1998. Cost of product sales as a percentage of product sales increased from 91.3% in the nine months ended December 31, 1997 to 96.9% in the nine months ended December 31, 1998 due primarily to product sales recognized from the Royalty Contracts for which gross margins of 1% to 2% are earned.

      Indirect, general and administrative expenses for the nine months ended December 31, 1998 decreased by $23.2 million, or 35.1%, from the same period in 1997. This decrease was due primarily to the GTSI Transaction which resulted in a reduction in the number of Company employees, space requirements, and other related indirect costs. Expressed as a percentage of total revenues, indirect, general and administrative expenses increased for the nine months ended December 31, 1998 to 16.7% from 13.4% in the six months ended December 31, 1997. This increase is primarily due to the significant reduction in the amount of revenue resulted from product sales, which typically requires a lower relative level of infrastructure support than does revenue derived from contract activity.

    Amortization expense decreased by $844,000 in the nine months ended December 31, 1998 as compared with the same period of the prior year. This decrease was primarily the result of a formal restructuring of the Company's operations which occurred in the prior fiscal year and which resulted in the write-off of goodwill and certain other intangible assets which had become impaired.

    Interest expense for the nine months ended December 31, 1998 decreased by $2.7 million, or 44.8%, from the comparable period of the prior year. This decrease was due to a significantly lower average balance outstanding under the Company's line of credit facility and to the repayment in April 1998 of the Company's long-term debt obligations. Cash used to reduce outstanding debt was primarily generated from the collection of outstanding receivables and from proceeds made available from the sales of investments.

    As presented in management's discussion of operating results for the three months ended December 31, 1998, the unusual charges in the nine months ended December 31, 1998 resulted both from a series of new agreements entered into by BTG and GTSI to settle a number of outstanding issues related to the GTSI Transaction and from the impairment of certain assets of the Company's product reselling division, which was previously sold to GTSI.

    The income tax benefit, as a percentage of the loss from continuing operations before income taxes was 45.6% in the nine months ended December 31, 1998 as compared with 5.5% in the nine months ended December 31, 1997. This decrease was principally attributable to a higher level of expenses, included in the pre-tax loss for the nine months ended December 31, 1997, which are not deductible for income tax return purposes.

    In August 1996, the Company formed Community Networks, Inc. ("CNI") to be a total solutions provider to broadband network owners entering the Internet access market. CNI's offerings were designed to allow network operators to sell enhanced Internet services to residential consumers and businesses. During fiscal 1998, it became evident to the Company that the subscriber base was not growing as rapidly as was initially anticipated. As a result, the Company made a decision to discontinue the operations of CNI rather than continue its investment in this new venture. Accordingly, the fiscal 1998 operating results of CNI have been segregated from BTG's continuing operations and reported as a separate line item on the consolidated interim statements of operations for the three and nine month periods ended December 31, 1997.

    Net loss for the nine months ended December 31, 1998 decreased by $2.8 million from the nine months ended December 31, 1997, due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash of approximately $24.8 million was provided by operating activities during the nine months ended December 31, 1998. This largely resulted from the collection of outstanding receivables generated by the Company's product reselling business unit. Due to the GTSI Transaction, the Company's product sales revenue was significantly less than amounts recognized in the comparable period of the prior year. A significant portion of the cash received from the collection of outstanding receivables was used to reduce accounts payable.

    Investing activities provided cash of approximately $25.6 million during the nine months ended December 31, 1998. This was primarily due to the sale of common stock held in Cisco Systems, Inc., which was acquired as a result of BTG's investment in WheelGroup Corporation.

    During the nine months ended December 31, 1998, the Company's financing activities used cash of approximately $50.4 million. This resulted from $36.9 million in repayments of outstanding borrowings under the Company's revolving line of credit facility and $15.1 million used to retire outstanding promissory notes payable. In addition, the Company received proceeds of $1.8 million from sales of common stock under both a private placement to the Company's directors and certain employee benefit plans.

    On January 26, 1999, BTG completed the acquisition of STAC, Inc. ("STAC"), an analysis and software development company headquartered in Fairfax, Virginia. The Company purchased all of the common stock of STAC for approximately $6.6 million, $1.5 million of which was contingent on certain stock market indices which have been subsequently satisfied. In order to finance the acquisition, BTG issued two promissory notes, totaling $3.4 million, to the financial institutions that lend to the Company under its revolving line of credit facility. The remaining purchase price was financed through additional borrowings under the credit facility and a note to the primary shareholders of STAC in the amount of approximately $2.0 million.

    As of December 31, 1998, working capital was $48.3 million, compared to $43.8 million at March 31, 1998. At December 31, 1998, the Company had approximately $7.1 million in available borrowings under its revolving line of credit facility.

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

    On January 26, 1999, the Company amended its working capital credit facility as a result of the acquisition of STAC. In addition to permitting the additional borrowings required to satisfy the cash portion of the purchase price, the credit facility amendment changed certain of the financial covenants affected by the acquisition and permitted the Company to include the eligible accounts receivable of STAC in the calculation of maximum borrowings available under the facility.

YEAR 2000 COMPLIANCE

    The "Year 2000" (or "Y2K") problem results from the fact that many computer programs currently in use were not designed to process dates for years beyond 1999. A similar problem affects embedded systems in non-computer equipment. Systems that do not properly recognize date-related information could, among other things, fail to operate, operate incorrectly, or fail to exchange data properly with other systems. This could result in major system failures and the disruption of business operations. Assessments of the global impact of this problem vary, and it is therefore not possible to predict what the impact on the Company may be. In particular, the Company cannot estimate the extent to which other parties with whom it exchanges data will use only Y2K compliant computer programs, the extent of compatibility between such systems and the Company's, or the likelihood or effect of any disruption of supply or delivery of goods and services due to Year 2000 problems. In such events, the Company would, as a contingency, seek to shift its sources of supply or delivery to other entities not affected by such problems. Given the overall uncertainty, the Company is continuing its analysis, planning and implementation to address the Year 2000 problem.

    The Company has established a Year 2000 Committee to conduct this analysis, to lead the Company's efforts to achieve Y2K compliance, and to advise senior management on risks and solutions. The Committee has initiated a number of assessments, gathered information, conducted tests, and prepared plans to address the Year 2000 problem. The Company expects this process to continue throughout calendar 1999. However, there can be no assurances that corrective action will be completed before any Year 2000 problems occur, or that costs will not be greater than anticipated.

    The Company has reviewed its internal operations, including the physical plant, computer programs, and other systems on which its operations rely. Based on this assessment, an action plan has been developed. It includes obtaining supplier certifications, obtaining and installing vendor-provided software upgrades, and replacing affected systems where necessary. Specifically, the core financial system currently utilized by the Company was not Y2K compliant. During December 1998, the system was upgraded to a Y2K compliant version. The cost of this upgrade was included in the normal, annual maintenance expenses for the system. Other corporate systems are under evaluation to determine appropriate courses of action. The Company expects to complete remediation of critical internal systems by July 1999. In the ordinary course of its business, the Company spends a portion of its information technology budget on maintenance and upgrades to its corporate information technology infrastructure. During fiscal 1999, the Company expects to incur an additional $82,000 for specific Year 2000 remediation. The preliminary estimate for Year 2000 remediation, in addition to ordinary information technology expenses, for fiscal 2000 (beginning April 1999) is $550,000. A portion of this amount will be used to acquire capital equipment which would not otherwise have been purchased until a future time.

    The Company believes there is a risk that other parties with whom it deals may be relying on systems that could experience Year 2000 problems. This includes the Company's largest customer, the Government, whose Year 2000 remediation efforts are known to be underway. Based on information currently available, the Company does not believe it will be materially and adversely affected by the Year 2000 problems of the Government or its other customers, unless customers reduce funding on contracts awarded to the Company, in order to fund Year 2000 remediation. To the extent the Company is not the provider of that remediation, this would affect the Company's revenues.

    The Company is also taking steps to assure itself that the financial institutions, utilities, and service providers with whom it deals will not experience Year 2000 problems that would materially and adversely affect the Company. In addition, the Company has obtained commitments from suppliers of products for resale that such products will be Y2K compliant. Although the Company believes that essential operations and services will not be affected, any failures or delays could disrupt the Company's business and cause it to incur substantial expense. Should Y2K noncompliance by the Government or any other customer disrupt the Company's receipt of payments, the Company would expect to increase its short-term borrowings, which could have a material adverse effect on the Company in terms of increased interest costs.

    The Company has undertaken an assessment of the extent to which products it has developed and resold are Y2K compliant. The Company is aware that the distribution of non-Y2K compliant products could give rise to customer claims against the Company. With respect to BTG-branded products, which it stopped manufacturing in 1998, the Company is in the process of reviewing and providing, when and where appropriate, BIOS upgrades and software utilities, to bring such products to a level of Year 2000 compliance, when possible. The Company cannot estimate the outcome of such claims or their effect on the Company, but believes that most such claims, if any, would be without merit.

    The statements above describing the Company's plans and objectives for handling Year 2000 issues and the expected impact of the Year 2000 issue on the Company are forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed above. Factors that might cause such a difference include, but are not limited to, delays in executing the plan outlined above and increased or unforeseen costs associated with the implementation of the plan and any necessary changes to the Company's systems.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the business of the Company or any subsidiary.

ITEM 2. CHANGES IN SECURITIES

    During the three-month period ended December 31, 1998, the Company issued 784 shares of common stock, that were not registered under the Securities Act of 1933, to three employees at $3.45 per share, pursuant to the BTG 1990 Incentive Stock Option Plan.

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

    10.1  Fourth Modification to Amended and Restated Business Loan and
          Security Agreement, dated January 26, 1999 by and among BTG, Inc.
          and its subsidiaries, NationsBank, N.A. and Fleet Capital Corporation.

    11    Statement regarding computation of per share earnings.

    27    Financial data schedule.

    B.   REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 16, 1999                         BTG, INC.


                                                 /s/ Todd A. Stottlemyer
                                                 ------------------------------
                                                 Todd A. Stottlemyer

                                                 Duly Authorized Signatory and
                                                 Chief Financial Officer