Form 10-K
period 1999-03-31
BTG INC /VA/
filed 1999-06-28
CIK 932279

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  Common Stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Based upon the closing price of the registrant's common stock as of June 14, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant is $36,746,358*.

    The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

       Class: Common Stock.          Outstanding at June 14, 1999: 8,842,225 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to Be Held on September 9, 1999.

----------

* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

      BTG, Inc. ("BTG" or the "Company") is an information systems and technical services company providing complete solutions to a broad range of the complex systems needs of the United States Government and its agencies and departments (the "Government") and other commercial and state and local government customers. Currently, the Company provides systems development, integration, engineering and network design, implementation and security expertise services (the "Systems Business"). Prior to fiscal 1999, the Company operated a division which was responsible for reselling computer hardware and software products (the "Product Reselling Business"), principally to the Government. In February 1998, BTG entered into an asset purchase agreement with Government Technology Services, Inc. ("GTSI") under which BTG completed the sale to GTSI of certain assets, contracts and customer orders of the Product Reselling Business (the "GTSI Transaction"). During fiscal 1999, the Company experienced a significant decrease in revenues derived from product sales as a result of the GTSI Transaction and management expects that revenues from product sales will continue to decline in future periods as well. During fiscal years 1999 and 1998, the Company's revenues were $316.4 million and $586.7 million, respectively, and it recorded net income from continuing operations of $2.8 million in fiscal 1999 and a net loss from continuing operations in fiscal 1998 of $29.1 million. Through acquisitions, internal growth and successful contract awards, the Company has increased its participation as a significant provider of information technology systems solutions to the Government.

      The Company's headquarters and executive offices are located at 3877 Fairfax Ridge Road, Fairfax, Virginia 22030-7448, and its telephone number is
(703) 383-8000.

INDUSTRY BACKGROUND

      Since the mid-to-late 1980s, the Government, like many corporate organizations, has increasingly adopted computer networking technology to connect personal computers into resource-sharing work groups referred to as local area networks ("LANs"). In recent years, there has been an increasing demand in the information technology industry for open systems approaches designed to create interoperability among commercial-off-the-shelf ("COTS") computer software and hardware products manufactured by different suppliers. In addition, concerns over excessive development costs and the rapid pace of technological change have led both Government and commercial customers to demand more flexible systems created by adapting readily-available COTS software and hardware, rather than systems that have been built to customized specifications.

      The Government information technology market is generally characterized by highly-structured procurement rules and procedures, large contracts, a relatively long sales cycle (often several years), significant barriers to entry, and low collection risks. In addition, many contracts in the defense and intelligence areas require high-level security clearances.

      Since the late 1980s, the Government has made use of fewer, but larger-scale procurements to meet its information technology requirements, requiring companies to have greater financial and technical resources in order to participate in competitive bids. This has necessitated increased use of teaming agreements among several firms in order to fulfill the requirements of the larger procurements, which typically have been awarded as indefinite delivery-indefinite quantity ("IDIQ") type contracts. Increasingly, such IDIQ awards have been made to more than one team which has resulted in post-award competition for contract orders. See "Government Contracts -- Negotiated Procurement Contracts".

      The 1990s marked the emergence of rapidly developing Internet/intranet technologies. Although information technologies such as ARPANET, secure data transmissions, and data encryption, have long been in use in the military intelligence arena, recent technological advancements in computer hardware and software technology have now made such applications economically viable for use by private companies. This has given rise to the need for specialized expertise in the areas of local and wide area network design and installation, network management and operation, and network security, all using new and complex information technology hardware and software products.

COMPANY OPERATIONS

      Prior to fiscal 1999, the Company's business was organized into two principal areas: the Systems Business and the Product Reselling Business. As a result of the GTSI Transaction, the Product Reselling Business is no longer part of the Company's operations and, as a result, the Company realized a significant reduction in revenues generated from product sales during fiscal 1999, as compared to the prior year. Overall, revenues from contract services accounted for approximately 70.5% and 29.7% of revenues in fiscal 1999 and 1998, respectively, while revenues from product sales accounted for approximately 29.5% and 70.3% of total revenues during such periods. The major focus of the Company in fiscal 1999 was the Systems Business and the Company currently anticipates that the Systems Business will remain its primary focus for the foreseeable future. In both fiscal 1999 and 1998, approximately 93% of the Company's revenues were derived from contracts or subcontracts with the Government.

The Systems Business

      The Systems Business is generally engaged in systems analysis and engineering, solutions development, systems integration, and operations support services. In its Systems Business, the Company designs, develops and integrates command, control, communications and intelligence systems that provide open, modular computer-based solutions for specific military applications, including information warfare. The Company provides competitive and rapidly accessible solutions to its Government defense-oriented clients using either COTS software and hardware from multiple providers or custom-built systems.

      In addition, the Company has specific expertise in data assimilation and correlation applications, that is, the technique of accepting, processing, correlating, displaying and analyzing electronic data from land-, sea-, air-, and space-based sensors, for rapid evaluation. The Company's systems give a coherent picture of the available electronic information, as well as the means to share such information. The Company has developed both tactical systems, which allow users to act upon intelligence data immediately, and analytical systems, which permit the use of data for evaluation and planning purposes. These types of systems have been used for tracking troop movements and other intelligence functions in a variety of military settings, including operations in the Middle East, Somalia, Bosnia, and Korea.

      The Company also uses its expertise in the Systems Business to develop custom networks and websites, and to provide development, maintenance, data base software, and operations support services to several civilian Government agencies.

The Product Reselling Business

      In its Product Reselling Business, the Company provided clients with advanced technology products in the areas of enterprise networking, the UNIX operating system environment, data storage, image processing and high-performance client/servers. The Company's product sales were primarily made directly to the Government and to systems integrators and prime contractors selling to the Government market. As a result of the GTSI Transaction, the Company anticipates further significant decreases in revenues from product sales to the Government.

      A significant percentage of the Company's revenues (37.4% in fiscal 1999 and 54.6% in fiscal 1998) was derived from product sales to the Government under a variety of agency-specific IDIQ contracts. Another significant percentage (6.6% in fiscal 1999 and 14.2% in fiscal 1998) of the Company's revenue was derived from sales to the Government under the General Services Administration ("GSA") Schedule, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts. See "Government Contracts -- The GSA Schedules."

CUSTOMERS AND CUSTOMER SUPPORT

      The Company derives a substantial portion of its revenues from contracts with various agencies of the Government, including all four armed forces, the Defense Intelligence Agency ("DIA"), the GSA, the National Security Agency ("NSA"), and many of the civilian Government agencies such as the Environmental Protection Agency, and the Departments of Education and Justice. In addition, the Company has performed projects for, or supplied computer hardware, software and integrated systems to, a number of commercial customers, as well as several state and local governments. As of March 31, 1999, the Company was performing on over 175 active Government contracts, with a total contract backlog in excess of $589 million. See "Backlog".

      In both fiscal 1999 and 1998, the Company derived approximately 93% of its revenues from Government contracts. The following table sets forth the Company's estimates of the sources of its revenues in the last two fiscal years:

                                                                           FISCAL YEARS
                                                                          ENDED MARCH 31,
                                                                     -------------------------
                                                                        1999           1998
                                                                     ----------     ----------
                                                                        (% OF TOTAL REVENUES)
          DoD -- armed forces ................................           55.9%         42.3%
          DoD -- national security agencies ..................            0.7           2.1
          GSA (including BTG customers with GSA Schedule
           sales) ............................................            6.6          14.2
          Other civilian agencies ............................           29.4          34.0
          Commercial customers and state and local
           governments .......................................            7.4           7.3
          Other ..............................................            --            0.1

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

GOVERNMENT CONTRACTS

      Approximately 93% of the Company's revenues in both fiscal 1999 and 1998 were derived from business performed under the following two types of Government contracts: (i) contracts obtained through a negotiated procurement process and (ii) GSA Schedule contracts. The Company's activities within its Systems Business are generally performed under contracts obtained through negotiated procurements, while the Company's product reselling activities were generally performed under both negotiated procurement contracts (IDIQ type) and GSA Schedule contracts.

      Government contracts are generally subject to a number of inherent risks including, for example, the Government's right to terminate contracts for convenience, as well as for default; the uncertainty of Government funding; the right of the Government not to exercise option years under contracts; the adjustment of costs and revenues by Government auditors; the shutdown or partial shutdown of selected Government agencies; and protests by unsuccessful offerors. The extent of any impact on the Company's results of operations, financial position, or liquidity resulting from these inherent risks cannot be predicted at this time.

Negotiated Procurement Contracts

      Negotiated procurement contracts include cost-reimbursement contracts (both cost-plus-fixed-fee and cost-plus-award-fee), time and materials contracts, fixed-price contracts and IDIQ contracts. Fiscal 1999 and 1998 revenues derived under negotiated procurement contracts were as follows, by contract type:

                                                               FISCAL YEARS ENDED MARCH 31,
                                                      ---------------------------------------------
                                                              1999                    1998
                                                      ---------------------   ---------------------
                                                                 (DOLLARS IN THOUSANDS)
                                                       REVENUE     PERCENT     REVENUE     PERCENT
                                                      ---------   ---------   ---------   ---------
          Cost-reimbursement......................    $   9,645      3.5%     $  41,228      8.9%
          Time and materials......................       21,242      7.7         29,177      6.3
          Fixed-price.............................        9,375      3.4          6,993      1.5
          IDIQ *..................................      234,904     85.4        385,081     83.3
                                                      ---------     ----      ---------     ----
                                                      $ 275,166     100.0%    $ 462,479     100.0%
                                                      =========     =====     =========     =====

----------

* Approximately $116.6 million and $64.5 million of revenues in fiscal 1999 and 1998, respectively, were generated under IDIQ-type, negotiated procurement contracts which were primarily service-oriented. Approximately $118.3 million and $320.6 million of revenues in fiscal 1999 and 1998, respectively, were generated under IDIQ-type, negotiated procurement contracts which were primarily product-oriented.

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

The GSA Schedules

      Approximately 6.6% and 14.2% of the Company's revenues in fiscal 1999 and 1998, respectively, were derived from sales pursuant to the GSA Schedules held by the Company during those periods. GSA Schedule contracts are negotiated with the GSA, which is the central procurement agency of the executive branch of the Government. Although Government agencies are not required to purchase products under GSA Schedule contracts, these contracts provide Government agencies with an efficient and cost-effective means for buying diverse professional IT services, often with dramatically reduced paperwork. Government agencies may purchase goods and services under these contracts with funds from their own agency budgets at predetermined prices, terms and conditions.

      GSA Schedule contracts are awarded on the basis of a number of factors, the most important of which are compliance with applicable regulations and the prices of the products and services to be sold. Any number of competing suppliers may be awarded a GSA Schedule contract for a given product or professional IT services. Products and services may be added to a GSA Schedule contract during its term with the consent of both the contractor and Government.

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

      As a result of the GTSI Transaction, the Company anticipates a further significant decrease in the revenues derived from future product sales under its GSA Schedule contracts.

THE PROCUREMENT PROCESS

      The Company's contracts department prepares bids on procurements and advises Company personnel on a wide variety of technical and practical issues relating to the procurement process. It is involved in evaluating bid opportunities, identifying key products or services needed to respond to solicitations, negotiating favorable agreements with suppliers and co-contractors, preparing written responses to the solicitation document, meeting all mandatory technical requirements and, in general, successfully processing the proposal effort from initial submission to post-award implementation. This department also monitors compliance with relevant procurement regulations and keeps abreast of changes in such regulations. The Company believes its experience in the procurement process enables it effectively to identify realistic procurement opportunities and to manage resources cost-effectively in the pursuit of a variety of procurement opportunities.

BACKLOG

      The Company's total contract backlog is only a portion of total contract capacity (i.e. the maximum amount that the Government could purchase under its contracts with the Company) and represents management's estimate of the aggregate revenues that will be earned by the Company over the life of all of its contracts, including option periods. Because many of BTG's contracts are multi-year contracts and contracts with option years, total contract backlog represents revenues expected to be realized over a number of years into the future. The Company's estimated total contract backlog as of March 31, 1999 and 1998 was $589 million and $570 million, respectively. Because total contract backlog is based on management's estimate as to the future potential of existing contracts, there can be no assurance that all of such backlog will be recognized as revenue.

      Because the Government operates under annual appropriations, agencies of the Government typically fund contracts on an incremental basis. Accordingly, only a portion of the Company's total contract backlog is "funded". Funded backlog consists of the aggregate dollar portion of contracts that is currently appropriated by Government customers and allocated to contracts by the purchasing Government agencies or otherwise allocated for payment by customers upon completion of specified work. The Company estimates that as of March 31, 1999 and 1998, its funded contract backlog was $119.5 million and $74.8 million, respectively.

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

COMPETITION

      In seeking to provide a broad range of services and products that address the complete information technology needs of its customers, the Company participates, to varying degrees, in multiple segments of the information technology market, including markets for systems engineering, development and integration services. Within each segment, the Company competes against different firms of varying sizes, with different specializations and skills. Each of the market segments in which the Company operates is competitive. The number and size of competitors vary among operating groups and within the individual divisions of each group. Frequently, the number and identity of competitors vary even from program to program within a given business area. Many of the

Company's competitors are significantly larger and have greater financial resources than the Company. Some of these competitors are part of large, diversified companies that have access to the financial resources of their parent companies.

      The Company believes that the principal competitive factors in the Systems Business are technical understanding, management capability, past contract performance, personnel qualifications and price. During its recent history, the Company has been very successful in securing the exercise of contract option years in its Systems Business, which the Company believes is attributable to the strength of its past contract performance and its competitive prices. Further, the Company's senior management team has an extensive number of years of industry-specific technical and managerial experience. As a result, the Company believes that it competes favorably on each of the principal competitive factors within the Systems Business.

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

      Security Clearances. Many of the Company's Government contracts require the Company to maintain facility security clearances complying with DoD requirements, including its Secured Compartmented Information Facilities ("SCIFs") for the performance of classified work under its contracts. The Company believes that it is in compliance with these requirements. As of March 31, 1999, approximately 53% of the Company's employees possessed secret or top secret security clearances, which are required for the performance of certain of the Company's contracts. No Company contract has ever been terminated for security reasons.

      Government Contract Audits and Investigations. Government contractors are commonly subject to various audits and investigations by Government agencies. Among the agencies that oversee or enforce contract performance are the Defense Contract Audit Agency ("DCAA"), the Inspectors General of the various departments, the Defense Criminal Investigative Service, the GAO and the Department of Justice. These audits and investigations involve a review of a contractor's performance on its contracts, as well as its pricing practices, costs and compliance with applicable laws, regulations and standards. The DCAA generally audits cost-reimbursable contracts to verify that costs have been properly charged to the Government. Final audits by the DCAA have been completed for the Company's fiscal years through 1996. The Company has not experienced any material adverse effects as a result of these completed audits. Management does not expect the completion of future audits on open years 1997 through 1999 to have a material adverse effect on the Company's consolidated financial position.

      Export Regulations. United States law and regulations issued by various agencies of the Government, including but not limited to the Department of Commerce, the Department of the Treasury and the Department of State, restrict and regulate the export of technology as well as goods and commodities provided by United States businesses to controlled foreign subsidiaries and affiliates. The Company is subject to certain of these regulations with respect to technology developed by the Company which is sold to non-US customers.

EMPLOYEES

      As of March 31, 1999,the Company employed 1,320 employees, of whom 1,117 were technical/managerial staff, 198 were administrative staff and 5 were engaged in sales and marketing. The Company believes that it is competitive in hiring and retaining qualified personnel. The Company's ability to remain competitive will be based in large measure upon its ability to recruit and train qualified personnel. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good and has not experienced any significant labor problems.

EXECUTIVE OFFICERS

      Set forth below is certain information with respect to the executive officers of BTG.

         Name                   Age     Position
         Dr. Edward H. Bersoff  56      Chairman of the Board, President and Chief Executive Officer
         Paul G. Leslie         47      Executive Vice President and Chief Operating Officer
         Todd A. Stottlemyer    35      Executive Vice President and Chief Financial and Administrative Officer
         Randall C. Fuerst      43      Senior Vice President for Operations
         Linda Hill             39      Senior Vice President and Chief Human Development Officer
         Alan W. Jackson        57      Senior Vice President for Business Development
         John Littley, III      52      Senior Vice President and Chief Information Officer
         Marilynn D. Bersoff    51      Corporate Secretary

        Edward H. Bersoff has served as BTG's President, Chief Executive Officer and Chairman of the Board of Directors since the Company's founding in 1982. From 1975 until 1982, he was employed by CTEC, Inc. ("CTEC"), a provider of systems integration services, serving first as Vice President, then Executive Vice President, and later as President. Previously, he was employed by Logicon, Inc., a provider of advanced technology systems and services to national security, civil and industrial clients, and the National Aeronautics and Space Administration, in Cambridge, Massachusetts. Dr. Bersoff has over 30 years of experience in intelligence system development, software, quality assurance, configuration management, corporate management and management of software product design, development, implementation and maintenance. Dr. Bersoff serves as a director of Phillips Publishing International, Inc., a publishing firm, and Transcrypt International, a telecommunications company. He is the husband of Marilynn D. Bersoff.

        Paul G. Leslie joined BTG in May of 1999 as Executive Vice President and Chief Operating Officer. Mr. Leslie was previously Vice President and Deputy General Manager of Federal Information Technology at TRW, Inc. which he joined in 1998 through the acquisition of BDM International, Inc. ("BDM"). At BDM, he was Senior Vice President and General Manager of Systems Development and Integration for four years. Prior to that, he served as Senior Program Manager of the Commercial Systems Group of Universal Systems, Inc. and as Technical Director of Systems Engineering Development for EDS, Inc.

        Todd A. Stottlemyer joined BTG in May of 1998 as Senior Vice President and Director of Corporate Development and is currently Executive Vice President and Chief Financial and Administrative Officer. Mr. Stottlemyer was previously Corporate Vice President for BDM, where for 12 years he was involved in corporate strategy and business planning, and most recently was responsible for shareholder relations, mergers and acquisitions, public affairs, media relations and government affairs. Mr. Stottlemyer currently serves on the board of directors of the Northern Virginia Technology Council and is Chairman of the Fairfax County Chamber of Commerce, as well as a Commissioner of the Fairfax County Economic Development Authority. Mr. Stottlemyer was appointed by the Governor of Virginia to be the Vice-Chairman of the Blue Ribbon Commission on Information Technology. At BTG, he is responsible for finance, investor relations, media relations and government affairs, as well as the Company's legal and purchasing departments.

        Randall C. Fuerst is currently Senior Vice President for Operations of BTG. Mr. Fuerst has been with BTG since 1982 and has served in a variety of positions with the Company including Senior Vice President and General Manager of Company operations. He has over 20 years of experience in complex systems development, integration and world-wide systems support. Previously, Mr. Fuerst worked at CTEC, Inc., where he was manager of fielded systems support.

        Linda Hill has served as a Vice President of BTG since 1995 and is currently Senior Vice President and Chief Human Development Officer. Previously, she was a Senior Vice President within the Company's operating unit, where she was responsible for new business opportunities. Ms. Hill has been with BTG since 1985 and has served in a variety of positions with the Company including Director of Advanced Programs and Deputy General Manager of the Company's Systems Engineering Group, where she oversaw strategic planning, development of new business opportunities, and organizational planning of the business unit. She has over 17 years of computer-based systems experience, including world-wide systems integration, systems development, and program management of large-scale projects for the defense intelligence community

        Alan W. Jackson has served as Senior Vice President for Business Development at BTG since January 1999. Previously, beginning in April 1997, Mr. Jackson had been the President and CEO of STAC, Inc., an employee-owned company specializing in high level analysis and technical services for the intelligence community. BTG acquired STAC in 1999. From 1995 to 1997, he was Vice President of the Systems Engineering Division of TASC, Inc. Prior to joining TASC he was a Vice President at Alandeo Limited and at the Melpar Division of E-Systems, Inc where, over an 18 year period he held increasingly more responsible positions in business development, software and hardware design and development, systems engineering, manufacturing and general management, serving both domestic and international customers.

        John Littley, III has served as Senior Vice President and Chief Information Officer of BTG, overseeing the network operations and applications support for the Company's automated systems, since January 1999. From 1994 to 1998 he served as Vice President and then Senior Vice President of Corporate Development, in charge of developing new business opportunities. He served as Director of Corporate Development for the Company from September 1993 to April 1994. Between 1991 and 1993 he was Vice President of Corporate Development for SEA, Inc., a computer engineering firm. Mr. Littley originally joined the Company in 1982, and has served in a variety of other positions, including Director of Advanced Programs, Director of Engineering Services and Director of Systems Development.

        Marilynn D. Bersoff has served as Senior Vice President and Secretary of BTG from 1993 to 1999 and is currently Corporate Secretary. She also served as Secretary of BTG from 1982 to 1987 and as Secretary and Treasurer from 1987 to 1993. She was employed by CTEC from 1978 to 1982 and by a data transmission company prior to CTEC. As Corporate Secretary, Ms. Bersoff works with the Company's Board of Directors and is responsible for maintenance of the corporate records. Ms. Bersoff has over 22 years of experience in administration, management and technical support. She is the wife of Edward H. Bersoff.

ITEM 2.  PROPERTIES

    The Company leases all of the offices and facilities used in connection with its operations, which comprise approximately 390,000 square feet at various sites located in 11 states and the District of Columbia. The following table sets forth information relating to the significant offices and facilities currently leased by the Company:

                                                        APPROXIMATE
                              LOCATION                SQUARE FOOTAGE                  EXPIRATION OF LEASE(S)
                      ------------------------       ----------------          ------------------------------------
                      Fairfax, Virginia                   210,000             June 2012
                      Largo, Maryland                      30,000             October 2000
                      Tinton Falls, New Jersey             27,000(1)          January 2007 and July 2008
                      Niceville, Florida                   18,000(2)          April 2000, July 2000, February 2001,
                                                                              February 2003

----------

(1)   This property is held under two leases.

(2)   This property is held under four leases.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of BTG shareholders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is publicly traded on the Nasdaq National Market under the symbol "BTGI". The stock has been publicly traded since December 1994. The high and low sale prices per share of common stock for each quarter of fiscal 1999 and 1998 are as follows:

    ------------------------------------------------------------------------------
      QUARTER ENDED                                     HIGH              LOW
      -------------                                --------------    -------------
    ------------------------------------------------------------------------------
      FY 1998:
    ------------------------------------------------------------------------------

           June 30, 1997                           $      20.000     $      8.500
    ------------------------------------------------------------------------------
           September 30, 1997                             16.000            9.750
    ------------------------------------------------------------------------------
           December 31, 1997                              14.750            8.375
    ------------------------------------------------------------------------------
           March 31, 1998                                 11.000            7.938
    ------------------------------------------------------------------------------
      FY 1999:

    ------------------------------------------------------------------------------
           June 30, 1998                           $      10.375     $      8.000
    ------------------------------------------------------------------------------
           September 30, 1998                             9.500             6.000
    ------------------------------------------------------------------------------
           December 31, 1998                              7.000             4.438
    ------------------------------------------------------------------------------
           March 31, 1999                                 8.750             5.625
    ------------------------------------------------------------------------------


      The Company has never paid cash dividends and is currently prohibited from doing so under its line of credit facility. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

      The Company has authorized 20,000,000 shares of common stock and 1,000,000 shares of preferred stock. At March 31, 1999, 8,852,205 shares of common stock were outstanding. No preferred shares have been issued. The Company had approximately 305 shareholders of record on March 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 1999, are derived from the consolidated financial statements of BTG, Inc. and subsidiaries, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of March 31, 1999 and 1998, and for each of the years in the three-year period ended March 31, 1999, and the report thereon, are included in Item 8. "Financial Statements and Supplementary Data."

                                                                                FISCAL YEARS ENDED MARCH 31,
                                                         -------------------------------------------------------------------------
                                                           1999             1998            1997            1996           1995
                                                         --------        ----------      ----------       ---------      ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
              STATEMENT OF OPERATIONS DATA:
              Revenues:
                   Contract revenue ..............       $184,794        $ 157,422       $ 106,131       $  67,014      $  46,130
                   Product sales .................        131,641          429,315         292,270         146,544        109,859
                                                         --------         --------        --------        --------       --------
                                                          316,435          586,737         398,401         213,558        155,989
              Direct costs:
                   Contract costs ................        123,510          105,035          63,500          35,577         23,046
                   Cost of product sales .........        127,821          399,508         256,678         128,070         95,585
                                                         --------         --------        --------        --------       --------
                                                          251,331          504,543         320,178         163,647        118,631
              Indirect, general and administrative
                expenses .........................         56,512           89,317          63,347          40,827         29,388
              Amortization expense ...............            695            1,682           1,523           1,595          1,070
              Restructuring charge ...............          1,796           38,474              --              --             --
                                                         --------         --------        --------        --------       --------
                                                          310,334          634,016         385,048         206,069        149,089
              Operating income (loss) ............          6,101          (47,279)         13,353           7,489          6,900
              Interest expense, net ..............         (3,949)          (8,448)         (6,107)         (3,045)        (1,362)
              Unusual charge .....................         (1,201)              --              --              --             --
              Equity in earnings of affiliate ....             24              589           1,887             792             --
              Gain on sale of investments, net ...          3,532           20,228              63              --             --
              Other ..............................           (179)          (2,466)             --              --             --
                                                         --------         --------        --------        --------       --------
              Income (loss) from continuing
                operations before income taxes and
                extraordinary items ..............          4,328          (37,376)          9,196           5,236          5,538
              Provision (benefit) for income taxes          1,567           (8,295)          4,150           2,282          2,406
                                                         --------         --------        --------        --------       --------
              Income (loss) from continuing
                operations .......................          2,761          (29,081)          5,046           2,954          3,132
              Loss from discontinued operations,
                net of income tax benefit ........           (765)          (4,264)           (775)             --             --
                                                         --------         --------        --------        --------       --------
              Net income (loss) before
                extraordinary items ..............          1,996          (33,345)          4,271           2,954          3,132
              Extraordinary loss from early
                extinguishment of debt, net of
                income tax benefit ...............            ---           (1,878)             --              --             --
                                                         --------         --------        --------        --------       --------
              Net income (loss) ..................       $  1,996         $(35,223)       $  4,271        $  2,954       $  3,132
                                                         ========         ========        ========        ========       ========
              Basic earnings (loss) per share ....       $   0.23         $  (4.12)       $   0.62        $   0.49       $   0.63
                                                         ========         ========        ========        ========       ========
              Diluted earnings (loss) per share ..       $   0.23         $  (4.12)       $   0.60        $   0.47       $   0.60
                                                         ========         ========        ========        ========       ========
              Weighted average shares used for
                basic EPS ........................          8,774            8,540           6,887           6,043          4,979
                                                         ========         ========        ========        ========       ========
              Weighted average shares used for
                diluted EPS ......................          8,827            8,540           7,141           6,233          5,196
                                                         ========         ========        ========        ========       ========


                                                                                      AS OF MARCH 31,
                                                         -------------------------------------------------------------------------
                                                           1999             1998            1997            1996           1995
                                                         --------        ----------      ----------       ---------      ---------
                                                                                         (IN THOUSANDS)
              BALANCE SHEET DATA:
              Cash and equivalents                        $    --         $     --        $     --        $     47        $ 1,267
              Receivables, net ...                         53,281          135,050          99,017          69,146         44,677
              Inventory, net .....                            378            2,214          16,716           9,421          6,327
              Working capital ....                         26,895           43,812          83,551          47,949         13,125
              Total assets .......                         90,377          212,439         156,080         109,460         72,309
              Line of credit .....                         17,666           70,252          30,021          30,453         23,419
              Shareholders' equity                         36,011           33,060          66,245          27,745         23,039

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      BTG, Inc. ("BTG" or the "Company") is an information systems and technical services company providing complete solutions to a broad range of the complex systems needs of the United States Government and its agencies and departments (the "Government") and other commercial and state and local government customers. The Company is an industry leader in providing systems analysis and engineering services, solutions development, systems integration, and computer-based operations and support.

      The Company's revenues have historically been derived from both contract activities and product sales. Contract revenue is typically less seasonal than product sales but fluctuates month-to-month based on contract delivery schedules. Contract revenue is characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Year-to-year increases in contract revenue have generally resulted from increases in volume, driven by additional work requirements under Government contracts. Product sales are characterized by higher direct costs than contract revenue; however, indirect expenses associated with product sales are generally lower in comparison. The Company's operating performance is affected by both the number and type of contracts held, the timing of the installation or delivery of the Company's services and products, and the relative margins of the services performed or products sold. In general, the Company recognizes its highest margins on its most specialized systems engineering and software development projects and lower margins on sales of commercial-off-the-shelf products.

      In recent years, the Company identified what it believed to be a dramatic change in the federal product reselling market. The Government's product purchasing strategy shifted its focus to contract vehicles such as General Services Administration ("GSA") Schedules, which heavily weigh lowest price as opposed to best value. As profit margins in the product reselling business began to shrink during fiscal 1998, it became increasingly clear to the Company that only the largest product resellers could generate the volume of sales required to compensate for the decreasing product margins. Accordingly, on February 12, 1998, BTG entered into an asset purchase agreement under which BTG completed the sale to Government Technology Services, Inc. ("GTSI") of (i) certain of the assets, principally inventory and property and equipment, and
(ii) certain of the existing contracts and outstanding customer orders of the BTG operating division responsible for reselling computer hardware and software products (the "GTSI Transaction"). As consideration for the sale, BTG initially received $8.0 million and 15,375 shares of a new series of preferred stock of GTSI, designated Series C 8% cumulative redeemable convertible preferred stock. Ten percent of the purchase price was placed in escrow for a one-year period to serve as security for the Company's indemnification for potential obligations under the acquisition agreement. Pursuant to the acquisition agreement, the preferred stock received by the Company converted into 3,000,000 shares of GTSI common stock once approved by the GTSI shareholders on May 12, 1998. In July 1998, the Company sold 1.1 million shares of its GTSI holdings for $5.0 million, resulting in a loss of approximately $440,000.

      In February 1999, BTG and GTSI entered into a series of agreements in order to settle a number of issues which arose after the GTSI Transaction. Under the terms of the new agreements, BTG transferred to GTSI all of the cash portion of the escrow and 200,000 shares of GTSI common stock. In addition, BTG granted GTSI the option to purchase, at a per-share price of $5.25, the remaining 1.3 million GTSI shares held by BTG. In addition, as part of the February 1999 agreements, BTG agreed to novate to GTSI certain contracts awarded to BTG's product reselling division in a prior year.

      Also in February 1999, BTG and GTSI entered into an agreement under which GTSI issued a note payable to BTG as consideration for the purchase by GTSI of 400,000 shares of the GTSI common stock held by BTG. These shares were sold at $5.00 per share. The note, which bears interest at 8.0%, is payable in three annual installments beginning on January 31, 2000.

RESULTS OF OPERATIONS

        The following table presents, for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:

                                                     PERCENTAGE OF REVENUE
                                                       FISCAL YEAR ENDED                      PERIOD-TO-PERIOD
                                                           MARCH 31,                  INCREASE  (DECREASE) OF DOLLARS
                                              --------------------------------        -------------------------------
                                                                                            1999           1998
                                                                                         COMPARED TO   COMPARED TO
                                                 1999      1998       1997                  1998           1997
                                              --------------------------------        -------------------------------
Revenues:
   Contract revenue.....................         58.4%     26.8%      26.6%                 17.4%          48.3%
   Product sales........................         41.6      73.2       73.4                 (69.3)          46.9
      Total revenues....................        100.0     100.0      100.0                 (46.1)          47.3
Direct costs:
   Contract costs (as a % of
      Contract revenue).................         66.8      66.7       59.8                  17.6           65.4
   Cost of product sales (as a
      % of product sales)...............         97.1      93.1       87.8                 (68.0)          55.7
      Total direct costs (as a
         % of total revenues)...........         79.4      86.0       80.4                 (50.2)          57.6
Indirect, general and
   administrative expenses..............         17.9      15.2       15.9                 (36.7)          41.0
Amortization expense....................          0.2       0.3        0.4                 (58.7)          10.4
Restructuring charge....................          0.5       6.6       --                   (95.3)          (A)
Operating income (loss).................          2.0      (8.1)       3.3                 112.9         (454.1)
Interest expense, net...................        (1.2)      (1.4)      (1.5)                (53.3)          38.3
Unusual charge..........................         (0.4)     --         --                   (A)              --
Equity in earnings of affiliate ........           --       0.1        0.5                 (95.9)        (68.8)
Gain on sale of investments, net........          1.1       3.4       --                    (82.5)          (B)
Merger-related costs....................           --      (0.4)      --                     (A)            (A)
Other expenses..........................         (0.1)     --         --                     (A)            --
Income (loss) from continuing
   operations before income taxes
   and extraordinary items..............          1.4      (6.4)       2.3                  111.6        (506.4)
Provision (benefit) for income taxes              0.5      (1.4)       1.0                  118.9        (299.9)
Income (loss) from continuing
   operations...........................          0.9      (5.0)       1.3                  109.5        (676.3)
Loss from discontinued operations               (0.3)      (0.7)      (0.2)                 (82.1)        450.3
Net income (loss) before extraordinary
   items ...............................          0.6      (5.7)       1.1                 106.0         (880.7)
Extraordinary loss......................           --      (0.3)      --                     (A)            (A)
Net income (loss).......................          0.6      (6.0)       1.1                  105.7        (924.7)


----------------------------------

(A)   There was no expense for this item in a comparison year.

(B)   The percentage year-to-year increase is in excess of 1,000%.

Fiscal 1999 Compared With Fiscal 1998

      Revenues for fiscal 1999 decreased by $270.3 million, or 46.1%, from fiscal 1998. This decrease consisted of a $27.4 million increase in contract revenue offset by a $297.7 million decrease in product sales. The increase in contract revenue was primarily due to an increase of $13.7 million of revenue recognized under contracts acquired in connection with the acquisition of Nations, Inc. in June 1997, $9.4 million of revenue generated by new contracts of the Company's Delta Research division, and a net increase in work performed at several civilian Government agencies. These increases were offset by a reduction in activity under the Company's Integration for Command, Control, Communications, Computers and Intelligence ("IC4I") contract of $11.8 million. The decrease in product sales was primarily attributable to the GTSI Transaction. Included in product sales during fiscal 1999 was $93.6 million of revenue resulting from certain contracts awarded to BTG's product reselling business unit in a prior year which were subcontracted to GTSI as part of the GTSI Transaction (the "Royalty Contracts"). Pursuant to an agreement entered into as part of the GTSI Transaction, GTSI assumed substantially all of the future performance requirements of the Royalty Contracts under a subcontractor agreement and BTG received a fee of 1% or 2% on total product sales made under such contracts. In the last quarter of fiscal 1999, the Company entered into an agreement with GTSI whereby it agreed to novate the Royalty Contracts to GTSI and, accordingly, will receive no future revenue from such contracts. The Company expects that revenues from product sales will be substantially lower in future periods. In both fiscal 1999 and 1998, approximately 93% of the Company's revenues were derived from contracts or subcontracts with, and product sales to, the Government, on either a direct or indirect basis.

      Direct costs, expressed as a percentage of total revenues, decreased to 79.4% in fiscal 1999 from 86.0% in fiscal 1998, reflecting the decreased proportion of total revenues derived from product sales, which typically have higher direct costs than do revenues generated from service contracts. Contract costs include labor costs, subcontractor costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue were virtually the same for fiscal 1999 and 1998 at 66.8% and 66.7%, respectively. As a percentage of product revenues, cost of product sales in fiscal 1999 was 97.1%, an increase over the 93.1% reported in fiscal 1998 primarily due to product sales recognized from the Royalty Contracts for which gross margins of 1% to 2% were earned.

      Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for fiscal 1999 decreased by $32.8 million, or 36.7%, from fiscal 1998. This decrease was due primarily to the GTSI Transaction which resulted in a reduction in the number of Company employees, space requirements, and other related indirect costs, and to the Company's increased emphasis on cost containment. Expressed as a percentage of total revenues, indirect, general and administrative expenses increased in fiscal 1999 to 17.9%, from 15.2% in fiscal 1998, principally reflective of the decreased proportion of total revenues derived from product sales, which typically have lower indirect, general and administrative expenses than do revenues generated from service contracts.

      Amortization expense, which includes the amortization of goodwill and other intangible assets, decreased by $987,000 in fiscal 1999 as compared with the previous year. This decrease was, in large part, attributable to certain intangible assets which were written-off in fiscal 1998 in connection with the Company's restructuring of its operations and divestiture of its product reselling division.

      Restructuring charges of $1.8 million were recognized during fiscal 1999 and represented an increase in the estimated accrued restructuring costs recorded during fiscal 1998. Specifically, the fiscal 1999 charges related to an adjustment to the estimated impairment of certain assets of the product reselling division and additional facility costs. In fiscal 1998, the Company's Board of Directors approved a restructuring plan designed to refocus the Company on its core business and historical strengths in order to improve operating results. The $38.5 million of restructuring charges recorded in fiscal 1998 included $13.7 million associated with the write-down of goodwill recorded in connection with past acquisitions of certain product reselling companies, $9.9 million associated with the loss recorded on the sale and disposal of certain of the assets related to the GTSI Transaction, $5.8 million in estimated reserves for certain prepaid software licenses initially purchased for resale by the product reselling division, and $3.5 million in estimated reserves for future facility and equipment lease commitments of the product reselling division.

      Interest expense for fiscal 1999 decreased by $4.5 million, or 53.3%, from fiscal 1998. The Company maintains a revolving line of credit facility (the "Credit Facility") to fund its working capital needs. See "Liquidity and Capital Resources--Credit Facility". The decrease in fiscal 1999 was due to a significantly lower average balance outstanding under the Company's Credit Facility and to the repayment in April 1998 of the Company's long-term debt obligations. Cash used to reduce outstanding debt was primarily generated from the collection of outstanding receivables and from proceeds made available from sales of investments.

      Unusual charges of $1.2 million were recognized by the Company during fiscal 1999 as a result of the agreements entered into by BTG and GTSI during February 1999.

      Equity in the earnings of unconsolidated affiliates during fiscal 1998 resulted from the Company's interest in an unincorporated joint venture. The joint venture entity, which was with an unrelated company, was formed for the purpose of performing under a specific contract which ended on March 31, 1998. In June 1998, the Company acquired a common stock interest in GTSI for which the equity method of accounting was used. BTG's share of the earnings reported by GTSI of $24,000 for the three months ended June 30, 1998 was recognized by BTG during fiscal 1999. In July 1998, BTG sold a substantial portion of its interest in GTSI and no longer reported its investment in GTSI under the equity method.

      Gains recognized on sales of investments during fiscal 1999 was $3.5 million, down from the $20.2 million reported in fiscal 1998 and resulted primarily from the Company's liquidation of its remaining shares in Cisco Systems, Inc. ("Cisco"), which it acquired as a result of its ownership of the WheelGroup Corporation. See "Liquidity and Capital Resources".

      Other non-operating costs decreased by approximately $2.3 million, or 92.7%, from the comparable period of the prior year. The decrease in fiscal 1999 was primarily due to approximately $2.5 million of merger-related costs which were incurred in fiscal 1998 in connection with the termination of a planned acquisition.

      Income tax expense, as a percentage of income from continuing operations before income taxes, was 36.2% during fiscal 1999. In fiscal 1998, the Company recognized an income tax benefit due to the pre-tax loss experienced by the Company. As a percentage of the loss from continuing operations before income taxes, this benefit was 22.2%. During fiscal 1999, the Company was able to realize portions of the net operating losses generated by the product reselling division for which a valuation allowance had been established in fiscal 1998. As a result, the effective income tax rate for fiscal 1999 was lower than would otherwise have been expected. The effective income tax rate for fiscal 1998 was significantly and adversely affected by the write-down of goodwill recorded in connection with the Company's divestiture of its product reselling business. The costs associated with such write-downs are not deductible for income tax return purposes.

      The Company recorded losses of $765,000 and $4.3 million, net of income taxes, in fiscal 1999 and 1998, respectively, from the discontinuance of the non-strategic operations of a retail computer store and a subsidiary operating in the Internet access market, both of which were owned and operated by BTG.

Fiscal 1998 Compared With Fiscal 1997

      Revenues for fiscal 1998 increased by $188.3 million, or 47.3%, from fiscal 1997. Of this increase, $51.3 million was attributable to contract revenue and $137.0 million was attributable to product sales. The increase in contract revenue was primarily due to $38.1 million of revenue recognized under contracts acquired in connection with the acquisition of Nations and an increase of $4.4 million in revenue recognized under the Company's IC4I contract. The remaining increase in contract revenue during fiscal 1998 resulted from a variety of federal and commercial contracts involving both systems engineering and integration work. The increase in product sales was primarily driven by shipments made under two new Government contracts: the U.S. Army PC-2 contract ("PC-2"), which was awarded to the Company in October 1996 and first generated revenue in June 1997, and a U.S. Department of State contract ("State Department"), which was awarded to the Company in April 1997. In addition, the Company experienced an increase in sales under GSA Schedule contracts, either directly from the Company's GSA Schedule contracts or from sales to other prime contractors with GSA Schedule contracts, and under the Company's TDA-2 contract with the U.S. Department of Treasury. The overall increase in product sales was offset, in part, by a reduction in orders fulfilled under both the Systems Acquisition Support Services ("SASS") and Tennessee Valley Authority ("TVA") contracts. In fiscal 1998, approximately 93% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 89% for fiscal 1997.

      Direct costs, expressed as a percentage of total revenues, increased from 80.4% in fiscal 1997 to 86.0% in fiscal 1998. Contract costs as a percentage of contract revenue increased from 59.8% in fiscal 1997 to 66.7% in fiscal 1998, primarily as a result of increased revenues generated from the IC4I contract; from contracts acquired in connection with the acquisition of Nations; and from an increase in revenues generated from systems integration and networking contracts. The IC4I contract, the contracts acquired through the acquisition of Nations, and the Company's systems integration and networking contracts require higher levels of materials, subcontractor involvement and/or other direct costs than does BTG's historical contract base, which has a more labor-intensive, higher gross margin profile. Cost of product sales as a percentage of product sales increased from 87.8% in fiscal 1997 to 93.0% in fiscal 1998. This increase was due, in large part to both competitive market pressures in the product reselling environment and to the startup costs associated with several large IDIQ Government contracts for which shipments began during fiscal 1998. During fiscal 1998, the Company shipped a significant amount of products under the PC-2 and State Department contracts, which both provided for extended warranty coverage. The estimated costs of this extended warranty coverage have been included in cost of product sales during fiscal 1998.

      Indirect, general and administrative expenses for fiscal 1998 increased by $26.0 million, or 41.0%, from fiscal 1997. This increase resulted primarily from an increase in the overall volume of business as compared to the prior year. Expressed as a percentage of total revenues, indirect, general and administrative expenses decreased in fiscal 1998 to 15.2%, from 15.9% in fiscal 1997.

      Amortization expense, which includes the amortization of goodwill and other intangible assets, increased by $159,000, or 10.4% in fiscal 1998 as compared with the previous year. This increase was primarily attributable to the amortization of goodwill associated with the acquisition of Nations.

      Restructuring charges totaling $38.5 million were incurred during fiscal 1998 primarily as a result of the Company's divestiture of its product reselling business. In fiscal 1998, the Company's Board of Directors approved a restructuring plan designed to refocus the Company on its core business and historical strengths in order to improve operating results. The total restructuring charges recorded in fiscal 1998 included $13.7 million associated with the write-down of goodwill associated with past acquisitions of certain product reselling companies, $9.9 million associated with the loss recorded on the sale and disposal of certain of the assets of the divested product reselling division, $5.8 million in estimated reserves for certain prepaid software licenses initially purchased for resale by the product reselling division, and $3.5 million in estimated reserves for future facility and equipment lease commitments of the product reselling division.

      Interest expense for fiscal 1998 increased by $2.3 million, or 38.3%, from fiscal 1997. This increase was due principally to the significant growth in revenue in fiscal 1998 as compared with the prior year, which resulted in higher receivable and inventory balances, thereby resulting in a higher level of interest expense related to the financing of these operating assets. In addition, higher interest costs were incurred in fiscal 1998 due to interest paid on borrowings related to the Company's acquisition of Nations in June 1997. As a percentage of total revenues, interest expense decreased in fiscal 1998 to 1.4% from 1.5% in fiscal 1997.

      Equity in the earnings of unconsolidated affiliates was $589,000 in fiscal 1998, a decrease of $1.3 million from the prior year. This income resulted from the Company's interest in an unincorporated joint venture entity which was formed for the purpose of performing under a specific Government contract. Decreased income from this source was attributable to the lower demand for products under the associated contract which ended on April 30, 1998.

      The Company recorded a gain on the sale of investments in fiscal 1998 of $20.2 million as the result of the sale of its ownership interests in Cisco, which it acquired as a result of its ownership of the WheelGroup Corporation. See "Liquidity and Capital Resources".

      Merger-related costs of $2.5 million were incurred by the Company during fiscal 1998. These costs were primarily attributable to the termination of the Company's planned acquisition of Micros-To-Mainframes, Inc. ("M-T-M"). On August 29, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with M-T-M under which BTG agreed to acquire all of the outstanding common stock of M-T-M for cash and common stock consideration valued at approximately $25.0 million. On February 13, 1998, the Agreement, as subsequently amended, was terminated. Pursuant to the Agreement, BTG paid M-T-M a $500,000 termination fee. In addition, the Company paid M-T-M $1.25 million for additional out-of-pocket expenses and in exchange for a release from future liability which may arise as a result of the termination of the Agreement.

      Income tax expense, as a percentage of income before income taxes, was 45.1% during fiscal 1997; however, due to the pre-tax loss experienced by the Company during fiscal 1998, there was an income tax benefit which, as a percentage of the loss before income taxes, was 22.3%. The effective income tax rate for fiscal 1998 was significantly and adversely affected by the write-down of goodwill recorded in connection with the Company's divestiture of its Product Reselling Business. The costs associated with such write-downs are not deductible for income tax return purposes.

      The Company recorded losses of $4.3 million and $775,000, net of income taxes, in fiscal 1998 and 1997, respectively from the discontinuance of the non-strategic operations of a retail computer store and a subsidiary operating in the Internet access market, both of which were owned and operated by BTG.

      In fiscal 1998, the Company recorded an extraordinary loss of $1.9 million, net of income taxes, from the early extinguishment of outstanding notes payable.

INFLATION

      Approximately 35.3% and 25.9% of the Company's contract revenue for fiscal 1999 and fiscal 1998, respectively, were under cost-reimbursement type contracts, under which inflationary increases are borne by the customer. Although the Company performs on several multi-year, fixed-price and time-and-materials contracts, under which it bears the risk of inflationary pressures on its costs, to date it has not been materially adversely affected by inflation. In addition, the Company's product sales generally have not been affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

      Principally as a result of the Company's significant focus in fiscal 1999 on the collection of outstanding receivables from its divested product reselling division, operating activities provided cash of approximately $41.8 million. This was primarily reflective of a decrease in receivables of approximately $81.8 million offset by the reduction in accounts payable of $56.9 million, primarily associated with the vendor obligations remaining from the product reselling division. In addition, $10.6 million was provided from the collection of income taxes receivable which resulted from fiscal 1998 operating losses used to claim previously paid taxes.

      Cash flow of $23.6 million was provided by investing activities in fiscal 1999, primarily from the $30.3 million of proceeds received from sales of Company investments, offset by the approximate $5.7 million of cash used for the purchase of STAC, Inc. in January 1999.

      In March 1998, pursuant to a merger agreement entered into by the WheelGroup Corporation ("WGC") and Cisco, a publicly-traded technology company, BTG's ownership interest in WGC was converted into approximately 326,000 common shares of Cisco. The shares of Cisco initially received by BTG were unregistered; however, in accordance with the merger agreement, were registered shortly after the merger was consummated. In fiscal 1999, the Company sold all of its Cisco shares for approximately $25.5 million and used the proceeds from these sales to retire outstanding debt. Gains of approximately $4.2 million and $20.2 million were recognized during fiscal 1999 and 1998, respectively, as a result of these transactions.

      During fiscal 1999, the Company entered into an agreement with Oracle Corporation under which Oracle is to provide BTG with an enterprise-wide financial and project management software system, and related technical support and implementation services. During fiscal 2000, the Company anticipates spending approximately $3.4 million on costs associated with the implementation of the system. The Company believes that the system will be fully implemented by April 1, 2000.

      During fiscal 1999, approximately $65.5 million was used in financing activities, primarily to reduce outstanding amounts under the Credit Facility ($53.2 million) and to retire outstanding long-term debt instruments ($19.1 million). In connection with the financing of the acquisition of STAC, the Company issued $5.4 million of notes payable in January 1999. $3.7 million of these notes were repaid during March 1999. During fiscal 1998, approximately $37.8 million was provided from financing activities primarily as a result of $38.3 million in net advances under the Credit Facility; $15.0 million in new promissory term notes; and $1.2 million in proceeds from the issuance of common stock under certain employee benefit plans. These financing sources were offset by $16.4 million in payments under both outstanding debt and capital lease arrangements. The $15.0 million in new promissory term notes were used to retire outstanding subordinated notes payable. During fiscal 1997, $32.9 million was provided from financing activities primarily as a result of $33.1 million in net proceeds received from a follow-on public common stock offering.

      At March 31, 1999, working capital was approximately $26.9 million compared with working capital of $43.8 million at March 31, 1998. This decrease is attributable to several factors including the sale of investments ($22.3 million) the collection of receivables ($81.8 million) and the collection of the income tax receivable ($10.6 million). Cash generated from these current assets was used to reduce not only current liabilities such as accounts payable ($56.9 million) and outstanding debt ($15.0 million), but also the current and noncurrent portions of the line of credit ($53.2 million). As a result of the net application of the Company's working capital, BTG's current ratio improved from 1.32 at March 31, 1998 to 1.78 at March 31, 1999 and the ratio of total liabilities to total equity was reduced from 5.43 at March 31, 1998 to 1.51 at March 31, 1999.

      Credit Facility. The Credit Facility is a secured revolving credit facility consisting of two revolving promissory notes provided to the Company and its subsidiaries by NationsBank, N.A. ("NationsBank") and Fleet Capital Corporation in the principal amount of up to $50.0 million. On November 9, 1998, the Company amended the Credit Facility to provide for, among other things, an extension of the maturity date of the facility to August 31, 2002. Under the amended agreement, the principal amount outstanding under the Credit Facility may not exceed the lesser of (i) $50.0 million or (ii) a defined borrowing base, which is a variable amount calculated by aggregating a specified set of the Company's accounts receivable and unbilled costs. If for any quarter during the term of the Credit Facility, the average daily outstanding principal balance under the Credit Facility is less than 50% of the commitment amount ($50.0 million unless otherwise reduced), the Company must pay a commitment fee at the rate of three-eighths of one percent per annum on the difference between the commitment amount and the daily outstanding principal balance under the Credit Facility during such quarter. Interest on revolving loan advances made under the Credit Facility is, at the option of the Company, either (i) the NationsBank prime rate, or (ii) LIBOR plus a percentage ranging from 2.25% to 3.25% depending on the Company's leverage ratio.

      The Credit Facility is secured by substantially all assets of the Company and includes certain financial and other covenants restricting, among other things, changes in capital structure, mergers, acquisitions, sales of assets, changes of operations, purchases and redemptions of stock, additional indebtedness, payment of dividends and other payments to shareholders, investments, capital expenditures, a net loss by the Company for any fiscal quarter and certain other matters without the approval of the lenders. At March 31, 1999, the Company was in compliance with all of the covenants under the Credit Facility.

      At March 31, 1999, the Company had available borrowings under its Credit Facility of $17.6 million. The Company believes that funds available under its Credit Facility will be sufficient to fund the cash requirements of the Company's ongoing operations for the next 12 months.

YEAR 2000 COMPLIANCE

      The Year 2000 (or "Y2K") problem arises from the standard use of two digit fields to hold the (four digit) year in a date. The scope of the Y2K problem goes beyond simply "fixing" the calendar so that it rolls over correctly on December 31, 1999. In many systems, the two-digit year field with the characters "99" triggers special logic. This was a standard and accepted practice for decades. The problem also includes leap year calculations, specialized clock functions (i.e., Global Positioning System), and embedded systems. Embedded systems can be looked at as computer chips or automated devices involving software, microcode, firmware, and EPROM program code. These automated devices typically perform their intended functions over long periods of time without error, unless there is a physical defect in the code. Typical systems that contain embedded software are fire suppression systems, security systems, elevator control, lighting management systems, and telephone systems. Virtually every item that uses electricity is a possible candidate for a Year 2000 problem.

      Systems that do not properly recognize date-related information could, among other things, fail to operate, operate incorrectly, or fail to exchange data properly with other systems. This could result in major system failures and the disruption of business operations. Assessments of the global impact of this problem vary, and it is therefore not possible to predict what the impact on the Company may be. The Company has established a Year 2000 Committee to conduct this analysis, to lead the Company's efforts to achieve Y2K compliance, and to advise senior management on risks and solutions. The Committee has initiated a number of assessments, gathered information, conducted tests, and prepared plans to address the Year 2000 problem. The Company expects this process to continue throughout calendar 1999 and into the first quarter of calendar 2000. However, there can be no assurances that corrective action will be completed before any Year 2000 problems occur, or that costs will not be greater than anticipated.

      The Company has reviewed its internal operations, including the physical plant, computer programs, and other systems on which its operations rely. Based on this assessment, an action plan has been developed. It includes obtaining supplier certifications, obtaining and installing vendor-provided software upgrades, and replacing affected systems where necessary. Specifically, the core financial system utilized by the Company was not Y2K compliant. During December 1998, the system was upgraded to a Y2K compliant version. This upgrade included vendor supplied applications, new versions of operating systems, and new hardware. Full end-to-end system tests were conducted and discrepancies corrected. It should be noted that the Company's fiscal 2000 began on April 1, 1999 and the upgraded accounting system has had no Y2K related problems. The cost of this upgrade was included in the normal, annual maintenance expenses for the system. Other corporate systems have been evaluated to determine appropriate courses of action. Embedded systems (principally security systems) have been examined and upgraded to Y2K compliant versions. The Company expects to complete remediation of all critical internal systems by September 1999.

      In the ordinary course of its business, the Company spends a portion of its information technology budget on maintenance and upgrades to its corporate information technology infrastructure. During fiscal 1999, the Company incurred an additional $126,000 for specific Year 2000 remediation, out of a total information technology budget of $5.2 million. These costs have been expensed as incurred. The estimate for Year 2000 remediation, in addition to ordinary information technology expenses, for fiscal 2000 (beginning April 1999) is $470,000, out of a total information technology budget of $6.2 million. A portion of this amount will be used to acquire capital equipment which would not otherwise have been purchased until a future period.

      The Company believes there is a risk that other parties with whom it deals may be relying on systems that could experience Year 2000 problems. This includes the Company's largest customer, the Government, whose Year 2000 remediation efforts are known to be underway. Based on information currently available, the Company does not believe it will suffer a materially adverse affect by the Year 2000 problems of the Government or its other customers. It should be noted that should Y2K noncompliance by the Government or any other customer disrupt the Company's receipt of payments, the Company would expect to increase its short-term borrowings, which could materially increase the Company's interest expenses. In addition, there is a risk that customers will reduce funding on contracts awarded to the Company in order to fund Year 2000 remediation. To the extent the Company is not the provider of that remediation, this would affect the Company's revenues.

      The Company has taken steps to assure itself that the financial institutions, utilities, and service providers with whom it deals will not experience Year 2000 problems that would materially and adversely affect the Company. In addition, the Company has obtained commitments from suppliers of products for resale that such products will be Y2K compliant. Although the Company believes that essential operations and services will not be affected, any failures or delays could disrupt the Company's business and cause it to incur substantial expense.

      The Company has undertaken an assessment of the extent to which products it has developed and resold are Y2K compliant. The Company is aware that the distribution of non-Y2K compliant products could give rise to customer claims against the Company. With respect to BTG-branded products, which it stopped manufacturing in 1998, the Company will provide, when and where appropriate, BIOS upgrades and software utilities, to bring such products to a level of Year 2000 compliance, when possible. The Company cannot estimate the outcome of such claims or their effect on the Company, but believes that most such claims, if any, would be without merit.

      There can be no assurances that the Company will not experience delay in, or increased cost associated with, the implementation of its Year 2000 remediation plan, and the Company's inability to implement such plan could have an adverse effect on future results of operations. In addition, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are comprised of third party software, third party hardware that contains embedded software, and the Company's own branded-products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., providers of electricity, phone service, water transport, etc.), and (iv) the inability of the Government or any other customer to make timely payments on Company invoices. The Company is continuing to prepare its contingency planning, which will include among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

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

NEW ACCOUNTING PRONOUNCEMENT

      On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on the capitalization of certain costs related to computer software developed or obtained for internal use and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-1 effective April 1, 1999, and believes that such adoption will have an impact on its consolidated financial statements in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not believe that there are any disclosures required under this item with respect to market risk sensitive instruments. The Company's obligations under its line of credit and long-term debt bear interest at rates which have been indexed to current market rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of BTG, Inc.:

We have audited the accompanying consolidated balance sheets of BTG, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTG, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP


McLean, Virginia
May 24, 1999

BTG, Inc. and Subsidiaries
Consolidated Statements of Operations
Fiscal Years Ended March 31, 1999, 1998 and 1997
(in thousands, except per share data)

                                                                              1999             1998             1997
                                                                           ---------        ---------        ---------
Revenues:
   Contract revenue                                                        $ 184,794        $ 157,422        $ 106,131
   Product sales                                                             131,641          429,315          292,270
                                                                           ---------        ---------        ---------
                                                                           $ 316,435        $ 586,737        $ 398,401

Direct costs:
   Contract costs                                                            123,510          105,035           63,500
   Cost of product sales                                                     127,821          399,508          256,678
                                                                           ---------        ---------        ---------
                                                                           $ 251,331        $ 504,543        $ 320,178

Indirect, general and administrative expenses                                 56,512           89,317           63,347
Amortization expense                                                             695            1,682            1,523
Restructuring charge                                                           1,796           38,474              --
                                                                           ---------        ---------        ---------
                                                                           $ 310,334        $ 634,016        $ 385,048
                                                                           ---------        ---------        ---------

Operating income (loss)                                                    $   6,101        $ (47,279)       $  13,353

Interest expense, net                                                         (3,949)          (8,448)          (6,107)
Unusual charge                                                                (1,201)             --               --
Equity in earnings of unconsolidated affiliates                                   24              589            1,887
Gain on sale of investments, net                                               3,532           20,228               63
Other                                                                           (179)          (2,466)             --
                                                                           ---------        ---------        ---------

Income (loss) from continuing operations before
   income taxes and extraordinary items                                    $   4,328        $ (37,376)       $   9,196
Provision (benefit) for income taxes                                           1,567           (8,295)           4,150
                                                                           ---------        ---------        ---------

Income (loss) from continuing operations                                   $   2,761        $ (29,081)       $   5,046

Loss from discontinued operations:
   Loss from operations, net of income tax benefit of $160,  $1,325,
         and $492 for fiscal 1999, 1998, and 1997, respectively                 (251)          (2,147)            (775)
   Loss on disposal, net of income tax benefit of $124 and $1,304
         for fiscal 1999 and 1998, respectively                                 (514)          (2,117)              --
                                                                           ---------        ---------        ---------
                                                                                (765)          (4,264)            (775)
                                                                           ---------        ---------        ---------

Net income (loss) before extraordinary items                                   1,996          (33,345)           4,271
Extraordinary loss from early extinguishment of
   debt, net of income tax benefit of $1,158                                     --            (1,878)             --
                                                                           ---------        ---------        ---------

Net income (loss)                                                          $   1,996        $ (35,223)       $   4,271
                                                                           =========        =========        =========


Basic earnings (loss) per share:
   Income (loss) from continuing operations                                $    0.32        $   (3.40)       $    0.73
   Loss from discontinued operations                                           (0.09)           (0.50)           (0.11)
   Loss from extraordinary item                                                   --            (0.22)             --
                                                                           ---------        ---------        ---------
   Net income (loss)                                                       $    0.23        $   (4.12)       $    0.62
                                                                           =========        =========        =========

Diluted earnings (loss) per share:
   Income (loss) from continuing operations                                $    0.32        $   (3.40)       $    0.71
   Loss from discontinued operations                                           (0.09)           (0.50)           (0.11)
   Loss from extraordinary item                                                    --           (0.22)             --
                                                                           ---------        ---------        ---------
   Net income (loss)                                                       $    0.23        $   (4.12)       $    0.60
                                                                           =========        =========        =========


Weighted average shares outstanding (used in the
   calculation of basic earnings per share)                                    8,774            8,540            6,887
                                                                           =========        =========        =========
Weighted average shares outstanding (used in the
   calculation of diluted earnings per share)                                  8,827            8,540            7,141
                                                                           =========        =========        =========

See accompanying notes to consolidated financial statements.

BTG, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 1999 and 1998
(in thousands, except share data)

                                                                           1999                  1998
                                                                       -------------         --------
                           ASSETS
Current assets:
   Investments, at fair value                                               $      --         $  22,286
   Receivables, net                                                             53,281          135,050
   Inventory, net                                                                  378            2,214
   Prepaid expenses                                                              2,786            3,338
   Income tax receivable                                                            43           10,348
   Deferred income taxes                                                         3,360            3,820
   Other                                                                         1,443            5,308
                                                                             ---------        ---------
       Total current assets                                                  $  61,291        $ 182,364
                                                                             ---------        ---------

Property and equipment:
   Furniture and equipment                                                      11,301            8,754
   Leasehold improvements                                                        2,393            2,332
                                                                             ---------        ---------
                                                                             $  13,694        $  11,086
   Accumulated depreciation and amortization                                    (8,492)          (6,578)
                                                                             ---------        ---------
                                                                             $   5,202        $   4,508

Other assets:
   Goodwill, net of accumulated amortization of $912 and
     $499 at March 31, 1999 and 1998, respectively                           $  15,211        $   8,860
   Other intangible assets, net of accumulated amortization of $1,177
     and $2,051 at March 31, 1999 and 1998, respectively                            48              874
   Restricted investments                                                        6,429           14,813
   Deferred income taxes                                                           462              228
   Other                                                                         1,734              792
                                                                             ---------        ---------
                                                                             $  90,377        $ 212,439
                                                                             =========        =========


             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                      $   1,700        $  15,000
   Current maturities of line of credit                                            --            31,417
   Accounts payable                                                             18,203           74,573
   Accrued expenses                                                             11,050           13,483
   Income taxes currently payable                                                  309              --
   Other                                                                         3,134            4,079
                                                                             ---------        ---------
       Total current liabilities                                             $  34,396        $ 138,552
                                                                             ---------        ---------

Line of credit, excluding current maturities                                    17,666           38,835
Other                                                                            2,304            1,992
                                                                             ---------        ---------
       Total liabilities                                                     $  54,366        $ 179,379
                                                                             ---------        ---------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized;
     no shares issued or outstanding                                        $      --        $      --
   Common stock, no par value, 20,000,000 shares authorized;
     8,852,205 and 8,634,451 shares outstanding at March 31, 1999
     and 1998, respectively, net of reacquired shares held in treasury          54,860           53,384
   Accumulated deficit                                                         (18,534)         (20,530)
   Treasury stock, at cost, 53,000 and 50,057 shares at March 31, 1999
     and 1998, respectively                                                       (315)            (527)
   Accumulated other comprehensive income                                          --               733
                                                                             ---------        ---------
       Total shareholders' equity                                            $  36,011        $  33,060
                                                                             ---------        ---------
                                                                             $  90,377        $ 212,439
                                                                             =========        =========

See accompanying notes to consolidated financial statements.

BTG, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Fiscal Years Ended March 31, 1999, 1998 and 1997
(in thousands, except share data)

                                                           Retained                       Accumulated
                                                           Earnings                          Other           Total
                                              Common     (Accumulated      Treasury       Comprehensive  Shareholders'
                                              Stock        Deficit)          Stock           Income          Equity
                                            --------       --------        ---------        --------        --------

Balance, March 31, 1996                     $ 17,915       $ 10,422        $    (527)    $      (65)       $ 27,745

     Net income                                  --           4,271              --             --            4,271
     Sale of 2,190,000 common
        shares related to a follow-
        on public offering, net of
        related issuance costs                33,061            --              --              --           33,061
     Sale of 125,742 common shares
        under employee stock
        option and stock purchase
        plans                                  1,067            --              --              --            1,067
     Tax benefits applicable to
        stock option plans                        36            --              --              --               36
     After-tax change in unrealized
        investment gains                         --             --              --               65              65
                                            --------       --------        --------        --------        --------

Balance, March 31, 1997                     $ 52,079       $ 14,693        $   (527)     $      --         $ 66,245

     Net loss                                    --         (35,223)             --             --          (35,223)
     Sale of 190,607 common shares
        under employee stock
        option and stock purchase
        plans                                  1,290            --              --              --            1,290
     Tax benefits applicable to
        stock option plans                        15            --              --              --               15
     After-tax change in unrealized
        investment gains                          --            --              --              733             733
                                            --------       --------        --------        --------        --------


Balance, March 31, 1998                     $ 53,384      $ (20,530)       $   (527)     $      733        $ 33,060

     Net income                                  --           1,996             --              --            1,996
     Sale of 131,844 common shares
        under employee stock
        option and stock purchase
        plans                                    753            --              --              --              753
     Sale of 138,910 common shares
        in a private placement to
        certain directors                        723            --              527             --            1,250
     After-tax change in unrealized
        investment gains, net of
        reclassification adjustment              --             --              --             (733)           (733)
     Purchase of 53,000 common shares            --             --             (315)            --             (315)
                                            --------       --------        --------        --------        --------

Balance, March 31, 1999                     $ 54,860       $(18,534)       $   (315)     $      --         $ 36,011
                                            ========       =========       ========      ==========        ========

See accompanying notes to consolidated financial statements.

BTG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Fiscal Years Ended March 31, 1999, 1998 and 1997
(in thousands)

                                                                                        1999            1998             1997
                                                                                    -------------   -------------    ------------

Cash flows from operating activities:
   Net income (loss)                                                                  $  1,996        $(35,223)       $  4,271
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Loss on discontinued operations                                                     765           4,264             775
       Depreciation and amortization                                                     2,249           4,383           3,698
       Deferred income taxes                                                               167          (3,572)            888
       Reserves for accounts receivable and inventory                                      366           3,082             785
       Equity in earnings of affiliate                                                     (24)             --              --
       Loss on sales of property and equipment                                              --             375              61
       Gain on sale of investments                                                      (3,532)        (20,228)            (63)
       Restructuring charge                                                              1,796          35,492              --
       Unusual charge                                                                    1,706              --              --
       Extraordinary loss on extinguishment of debt                                         --           1,182              --
       Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
           (Increase) decrease in restricted cash                                           --              --              47
           (Increase) decrease in receivables                                           81,821         (30,021)        (30,500)
           (Increase) decrease in inventory                                              1,439         (20,409)         (7,319)
           (Increase) decrease in income tax receivable                                 10,572          (6,542)           (339)
           (Increase) decrease in prepaids and other                                     3,278            (536)         (5,068)
           (Increase) decrease in other assets                                             400           1,028            (353)
           Increase (decrease) in accounts payable                                     (56,853)         40,519           6,782
           Increase (decrease) in accrued expenses                                      (4,102)         (1,243)          2,617
           Increase (decrease) in other liabilities                                       (408)           (657)         (1,736)
           Increase (decrease) in income taxes currently payable                           309              --          (1,310)
                                                                                      --------        --------        --------

         Net cash provided by (used in) the operating activities of
           continuing operations                                                        41,945         (28,106)        (26,764)
         Net cash used in discontinued operations                                         (124)         (3,974)           (793)
                                                                                      --------        --------        --------
                Net cash provided by (used in) operating activities                   $ 41,821        $(32,080)       $(27,557)
                                                                                      --------        --------        --------


Cash flows from investing activities:
   Purchases of subsidiaries, net of cash acquired                                      (5,705)        (10,153)             --
   Purchases of investments                                                                 --              --            (593)
   Proceeds from sales of investments                                                   30,288              --             425
   Purchases of notes receivable                                                            --              --            (375)
   Purchases of property and equipment                                                    (939)         (1,918)         (2,780)
   Proceeds from sale of business                                                           --           7,200              --
   Product development costs                                                                --            (807)         (2,003)
                                                                                      --------        --------        --------
                Net cash provided by (used in) investing activities                   $ 23,644        $ (5,678)       $ (5,326)
                                                                                      --------        --------        --------


Cash flows from financing activities:

   Net advances (repayments) under line of credit                                      (53,155)         38,289            (432)
   Principal payments on long-term debt                                                (19,076)        (15,645)           (140)
   Proceeds from the issuance of long-term debt                                          5,400          15,000              --
   Principal payments on capital lease obligations                                        (116)           (759)           (220)
   Payment of debt issue costs                                                              (3)           (306)           (215)
   Proceeds from the issuance of common stock                                            1,800           1,179          33,890
   Purchase of treasury stock                                                             (315)             --              --
                                                                                      --------        --------        --------
                Net cash provided by (used in) financing activities                   $(65,465)       $ 37,758        $ 32,883
                                                                                      --------        --------        --------

Increase (decrease) in unrestricted cash and equivalents                                    --              --              --

Unrestricted cash and equivalents, beginning of year                                        --              --              --
                                                                                      --------        --------        --------

Unrestricted cash and equivalents, end of year                                        $     --        $     --        $     --
                                                                                      ========        ========        ========

See accompanying notes to consolidated financial statements.

BTG, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Fiscal Years Ended March 31, 1999, 1998 and 1997
(in thousands)

                                                                    1999             1998            1997
                                                               -------------     ------------    -------------

Net income (loss)                                                 $  1,996        $(35,223)       $  4,271
                                                                  --------        --------        --------

Other comprehensive income, net of tax:
   Unrealized gains on investments:
       Unrealized holding gains arising during the period            1,839             733              --
       Less: reclassification adjustment for gains included
         in net income                                              (2,572)             --              --
                                                                  --------        --------        --------
Comprehensive income (loss)                                       $  1,263        $(34,490)       $  4,271
                                                                  ========        ========        ========

See accompanying notes to consolidated financial statements.

BTG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 1999, 1998 and 1997

1.    NATURE OF OPERATIONS

      BTG, Inc. ("BTG" or the "Company") is an information systems and technical services company providing expertise to a broad range of the complex systems needs of its customers. The Company is an industry leader in providing systems analysis and engineering services, solutions development, systems integration, and computer-based operations and support.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates owned more than 20 percent, but not in excess of 50 percent, are recorded on the equity method.

   Revenue Recognition

      The Company provides systems development, integration and engineering services, primarily to the United States Government and its agencies and departments (the "Government"), on a contractual basis. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of fees earned. Revenue on time-and-materials contracts is recognized to the extent of billable rates times hours delivered plus other direct costs. Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated contract losses are recognized as soon as they become known and estimable.

      Revenue that is contractually billable prior to performance or delivery is deferred until the work has been performed and/or the product has been delivered.

      The Company also provides off-the-shelf hardware and software to the Government under a variety of contract vehicles and to commercial companies as a third-party distributor. Related revenue is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms. Estimated future costs of providing customer support under warranty obligations for products sold by the Company are recorded at the time of revenue recognition.

   Cash and Equivalents

      All highly liquid debt instruments with original maturities of three months or less are classified as cash equivalents.

   Investments

      Investments in marketable debt and equity securities are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("Statement 115"). At March 31, 1998, the Company's short-term investments consisted solely of marketable equity securities which were classified as "available for sale" in accordance with the provisions of Statement 115. Accordingly, such investments are carried at fair value in the accompanying consolidated financial statements. Fair value was determined based on quoted market prices. Net unrealized gains from these investments were carried as a separate component of shareholders' equity, net of the related tax effects. At March 31, 1999, the Company held no investments in marketable debt or equity securities.

   Inventory

      Inventory, net of an allowance for obsolescence, consists principally of purchased products held for resale and is valued at the lower of cost, determined on the average cost basis, or market value.

   Property and Equipment

      Property and equipment are recorded at cost and are depreciated over their estimated useful lives, three to seven years, using accelerated and straight-line methods. Leasehold improvements are amortized over the terms of the related leases using the straight-line method. Assets recorded under capital leases are amortized using the straight-line method over either the lease term or the estimated useful lives of the leased assets depending on the criteria used for lease capitalization.

   Goodwill and Intangible Assets

      Goodwill, the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies, is amortized over the expected periods of benefit, 20 to 30 years, on a straight-line basis. Intangible assets are amortized on a straight-line basis over the expected periods of benefit, three to 13 years.

      The Company assesses the recoverability of its goodwill and intangible assets by determining whether the balances can be recovered through the estimated, undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future operating cash flows are not achieved.

   Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Research and Development Expenses

      The Company expenses research and development costs as they are incurred. Research and development expenses for the fiscal years ended March 31, 1999, 1998 and 1997 were not significant.

   Fair Value of Financial Instruments

      The carrying value of the Company's receivables, payables, and revolving line of credit instruments approximates fair value since all such instruments are either short-term in nature or bear interest rates which are indexed to current market rates. Fair value for the Company's notes receivable and long-term debt is determined based on current rates offered for instruments with similar remaining maturities. At March 31, 1999, the carrying value of the Company's notes receivable and long-term debt approximated fair value.

   Earnings Per Share

      Basic earnings per share is computed by dividing net income for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income for the year by the weighted average number of shares of common stock and potential dilutive securities outstanding during the year. Potential dilutive securities include all issued and outstanding options and warrants.

   Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company uses the most current and best available information in preparing its estimates. Significant estimates were used in the accompanying consolidated financial statements to account for the deferred tax asset valuation allowance, product warranty liability, and certain other reserves recorded in connection with the restructuring charge recognized in both fiscal 1999 and 1998. Actual results may differ from those estimates.

Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 established standards for reporting and presenting comprehensive income and its components in consolidated financial statements. The Company's only element of comprehensive income during fiscal 1999, 1998 and 1997 related to unrealized gains on investments held at March 31, 1998. These gains were realized during fiscal 1999. The Company adopted Statement 130 effective April 1, 1998.

Segment Reporting

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). The Company adopted Statement 131 during its fiscal 1999. Statement 131 establishes new procedures and requirements for the (i) determination of business segments, (ii) presentation and disclosure of segment information, and (iii) disclosure of selected segment information within interim consolidated financial statements. Business segments, as defined in Statement 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance.

   Reclassification

      Certain amounts in the prior years' financial statements have been reclassified to conform to the fiscal 1999 presentation.

3.    RECEIVABLES

      The components of receivables are as follows (in thousands):

                                                                  MARCH 31,
                                                         -------------------------
                                                            1999             1998
                                                         ---------         -------

     Amounts billed and billable                        $  52,800        $ 129,328
     Retainages billable upon contract completion           2,358            2,040
     Other unbilled amounts                                   561            4,244
     Other receivables                                        200            2,621
     Allowance for doubtful accounts                       (2,638)          (3,183)
                                                        ---------        ---------
       Total                                            $  53,281        $ 135,050
                                                        =========        =========

      The Company anticipates collecting substantially all receivables, except retainages, within one year.

4.    ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):

                                                                         MARCH 31,
                                                              --------------------------------
                                                                 1999                  1998
                                                              ---------             ----------

     Accrued salaries and related taxes                       $   4,934             $   4,334
     Accrued employee leave                                       3,679                 3,254
     Accrued product warranty costs                                 888                 3,406
     Other                                                        1,549                 2,489
                                                              ---------             ---------
                                                              $  11,050             $  13,483
                                                              =========             =========

5.    OTHER CURRENT LIABILITIES

      Other current liabilities consist of the following (in thousands):

                                                                         MARCH 31,
                                                              --------------------------------
                                                                 1999                  1998
                                                              ---------             ----------

     Accrued purchase price from business combination         $   1,000             $     --
     Accrued commitments of divested reselling division             734                 1,942
     Other                                                        1,400                 2,137
                                                              ---------             ---------
                                                              $   3,134             $   4,079
                                                              =========             =========

6.    INCOME TAXES

      The total income tax expense (benefit) for the years ended March 31, 1999, 1998 and 1997 was allocated as follows (in thousands):

                                                               FISCAL YEARS ENDED
                                                                     MARCH 31,
                                                 ----------------------------------------------
                                                   1999                1998              1997
                                                 ---------           --------         ---------

     Income (loss) from continuing operations    $   1,567           $ (8,295)        $   4,150
     Discontinued operations                          (284)            (2,629)             (492)
     Extraordinary item                                --              (1,158)              --
                                                 ---------           --------         ---------
                                                 $   1,283           $(12,082)        $   3,658
                                                 =========           ========         =========


      The provision (benefit) for income taxes attributable to income (loss) from continuing operations include the following (in thousands):

                                                              FISCAL YEARS ENDED
                                                                  MARCH 31,
                                                ----------------------------------------------
                                                  1999                1998               1997
                                                -------             -------            -------
Current:
  Federal                                       $   828             $(5,182)           $ 2,714
  State                                             381                (661)               535
                                                -------             -------            -------
                                                  1,209              (5,843)             3,249
                                                -------             -------            -------
Deferred:
  Federal                                           299              (2,048)               752
  State                                              59                (404)               149
                                                -------             -------            -------
                                                    358              (2,452)               901
                                                -------             -------            -------
                                                $ 1,567             $(8,295)           $ 4,150
                                                =======             =======            =======

      Income tax expense (benefit) differs from the amount of income taxes determined by applying the U.S. Federal income tax statutory rates to income
(loss) from continuing operations before income taxes and extraordinary items as follows:

                                                              FISCAL YEARS ENDED
                                                                  MARCH 31,
                                                ----------------------------------------------
                                                  1999                1998               1997
                                                -------             -------            -------

Statutory Federal income tax rate                35.0%              (35.0%)             35.0%
State income tax, net of Federal
  income tax benefit                              5.3                (1.9)               5.0
Phase-in tax rate differential                   (1.0)                1.0               (1.0)
Non-deductible amortization expense               4.3                11.9                5.2
Change in the valuation allowance                (9.6)                1.3               (1.2)
Other permanent differences                       2.2                 0.5                2.1
                                                -------             -------            -------
  Effective tax rate                             36.2%              (22.2%)             45.1%
                                                =======             =======            =======


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1999 and 1998 are presented below (in thousands):

                                                                               MARCH 31,
                                                                       ----------------------
                                                                           1999         1998
                                                                       ----------   ---------
     Deferred tax assets:
       Financial reporting reserves                                    $   3,113    $   5,594
       Net operating loss carryforwards                                      440        5,885
       Employee benefits, accrued for financial reporting purposes         1,077        1,165
       Deferred revenue                                                     --            369
       Capital loss carryforwards                                           --            173
       Other                                                                 302          383
                                                                       ---------    ---------
     Total deferred tax assets                                             4,932       13,569
     Less: valuation allowance                                              (133)        (550)
                                                                       ---------    ---------
           Net deferred tax assets                                         4,799       13,019
                                                                       ---------    ---------

     Deferred tax liabilities:

       Gain on sale of investments                                          --         (7,717)
       Revenues not contractually billable                                  (901)      (1,183)
       Other                                                                 (76)         (71)
                                                                       ---------    ---------
     Total deferred tax liabilities                                         (977)      (8,971)
                                                                       ---------    ---------
           Net deferred tax asset                                      $   3,822    $   4,048
                                                                       =========    =========

      There was no valuation allowance for deferred tax assets as of April 1, 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers taxes paid during the previous three years, scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon these factors, the Company has established a valuation allowance against that portion of the deferred tax assets for which management believes that ultimate realization cannot presently be assessed as "more likely than not". Operating losses incurred in fiscal 1998 were primarily the result of divested and discontinued operations for which no future losses are anticipated. Management believes that, based principally on the past earnings history of its ongoing operations and the scheduled reversal of significant deferred tax liabilities, the majority of its deferred tax assets at March 31, 1999 are more likely than not realizable.

7.    LINE OF CREDIT

      In November 1995, the Company entered into a revolving line of credit facility (the "Credit Facility") with a syndicate of financial institutions which provided for borrowings up to $60.0 million based on specified percentages of eligible accounts receivable (the "borrowing base"). In October 1996, and again in October 1997, the Credit Facility was amended to increase the ceiling for available borrowings to $85.0 million and $110.0 million, respectively. In February 1998, in connection with the divestiture of the Company's product reselling business, the Credit Facility was further amended to reduce the ceiling for available borrowings to $95.0 million through March 31, 1998, $85.0 million from April 1, 1998 through June 30, 1998, $75.0 million from July 1, 1998 through September 30, 1998, and $60.0 million from October 1, 1998 through August 31, 1999. On November 9, 1998, the Company again amended its Credit Facility to provide for, among other things, an extension of the maturity date of the facility to August 31, 2002 and a further reduction, to a $50.0 million ceiling, in available borrowings under the facility. At March 31, 1999, the balance outstanding under the Credit Facility was approximately $17.7 million and approximately $17.6 million was available for additional borrowing. At March 31, 1998, outstanding borrowings under the Credit Facility were in excess of the amounts available under the prescribed borrowing base by approximately $15.1 million and the Company obtained approval from the lending financial institutions for overadvance funding to cover such excess borrowings. Interest on outstanding borrowings under the amended agreement is provided at a rate equal to, at the Company's option, either the lender's prime rate or LIBOR plus a percentage ranging from 2.25% to 3.25%, depending on the Company's leverage ratio. During the period the Company was utilizing overadvance funding, all outstanding borrowings accrued interest at the lender's prime rate.

      The Credit Facility is secured by substantially all assets of the Company. The Company is required to comply with various financial covenants under the Credit Facility and is restricted from, among other things, paying dividends, changing its capital structure, or making acquisitions without the approval of the lenders. At March 31, 1999, the Company was in compliance with all financial covenants under the Credit Facility. At March 31, 1998, the Company obtained waivers from the lending financial institutions for non-compliance with certain of the financial covenants. At March 31, 1999, the entire balance outstanding under the Credit Facility has been classified as a noncurrent liability in the accompanying consolidated balance sheet, as the Company anticipates that its borrowing base over the next fiscal year will provide for a minimum availability equal to or in excess of the amount outstanding on such date.

      In addition to a revolving loan, the Credit Facility includes a facility under which the Company can, subject to the approval of the lender and the payment of certain fees, obtain letters of credit of up to a maximum of $5.0 million. At March 31, 1999 and 1998, there were no letters of credit outstanding under the facility. Costs incurred to obtain the Credit Facility have been capitalized and are being amortized over the term of the agreement.

      An analysis of activity under the Credit Facility is as follows (in thousands):

                                                                   MARCH 31,
                                                           ------------------------
                                                              1999           1998
                                                           ---------      ---------
Maximum line of credit available
  during the period                                        $ 57,045       $110,000

Balance outstanding at the end of the period               $ 17,666       $ 70,252

Total borrowing base at the end of the period              $ 35,291       $ 55,170

Interest rate at the end of the period:
  At the lender's prime rate option                          7.75 %         8.50 %
  At the LIBOR option                                        7.47 %         7.69 %

Monthly average amount outstanding during the period       $ 36,226       $ 67,524

Monthly weighted average interest rate
  outstanding during the period                              9.56 %         7.96 %


8.    LONG-TERM DEBT

      The Company's long-term debt consists of the following (in thousands):

                                                                  MARCH 31,
                                                            ---------------------
                                                             1999          1998
                                                            -------      --------
Term promissory notes, principal due in four
  equal quarterly installments beginning on June 30,
  1999, with interest due quarterly at the lender's
  prime rate (7.75% at 3/31/99)                             $ 1,700      $     --

Term promissory notes, paid during fiscal 1999                   --        15,000
                                                            -------       -------

                                                              1,700        15,000

Less current maturities                                       1,700        15,000
                                                            -------       -------
                                                            $   --        $   --
                                                            =======       =======


      On January 26, 1999, the Company issued two term promissory notes totaling $3.4 million to the financial institutions that lend to the Company under the Credit Facility. The proceeds from the term promissory notes were used to finance the acquisition of STAC, Inc. In March 1999, the Company repaid $1.7 million of the notes.

      On February 24, 1998, the Company issued two term promissory notes, each in the amount of $7.5 million, to the financial institutions that lend to the Company under the Credit Facility. In April 1998, the Company repaid the term promissory notes with proceeds from the sale of investments. The funds initially received from the issuance of the term promissory notes were used for the early retirement of other outstanding notes payable. Total costs incurred by the Company in connection with such early retirement amounted to approximately $1.9 million, net of the related tax benefits, and are presented as an extraordinary item in the accompanying consolidated statements of operations.

9. SHAREHOLDERS' EQUITY AND STOCK OPTIONS

   Preferred Stock

      The Company's Amended Articles of Incorporation authorize the Company to issue up to 1,000,000 shares of preferred stock, 982,500 of which have no par value and 17,500 of which have a par value of $0.01. No preferred shares have been issued as of March 31, 1999.

   Common Stock

      The Company has one class of voting common stock with 20,000,000 shares authorized for issuance. In November 1996, the Company sold 2,190,000 shares of common stock, pursuant to a follow-on public offering, at $16.25 per share, for total proceeds of $33.1 million, net of issuance costs of approximately $2.5 million.

   Treasury Stock

      In September 1998, the Company's Board of Directors approved the adoption of a share repurchase plan. Under the terms of the share repurchase plan, the Company is authorized to purchase, from time to time, up to 500,000 shares of its common stock through both open market and negotiated purchases. During fiscal 1999, the Company purchased 53,000 shares of common stock under the plan for approximately $315,000.

   Directors Stock Option Plan

      The Company has a Directors Stock Option Plan (the "Directors Option Plan") which provides for the granting of a maximum of 100,000 nonqualified stock options to non-employee members of the Board of Directors. The option price per share is equal to the fair market value of a company share on the date of grant. The term of each option is ten years and an option first becomes exercisable six months after the date of grant. Under the terms of the Directors Option Plan, each non-employee member of the Board of Directors will be granted 1,000 options on each anniversary date of the Director's service commencement date.

      Additional information with respect to options under the Directors Option Plan is as follows:

                                                                             WEIGHTED-AVERAGE
                                                      NUMBER                  EXERCISE PRICE
                                                    OF SHARES                   PER SHARE
                                                   ------------                 ---------

Shares under option, March 31, 1996                    10,000                     $11.25
     Options granted                                    6,000                      13.69
                                                   ------------                 --------
Shares under option, March 31, 1997                    16,000                     $12.16
     Options granted                                    7,000                      12.45
                                                   ------------                 --------
Shares under option, March 31, 1998                    23,000                      12.25
     Options granted                                    6,000                       7.25
     Options forfeited                                 (1,000)                     13.13
                                                   ------------                 --------
Shares under option, March 31, 1999                    28,000                     $11.15
                                                   ============                 ========

Options exercisable, March 31, 1998                    23,000                     $12.25
                                                   ============                 ========
Options exercisable, March 31, 1999                    27,000                     $11.28
                                                   ============                 ========

   Employee Stock Option Plans

      In fiscal year 1995, the Company adopted an employee option plan (the "Plan"). Under the terms of the Plan, 250,000 shares of common stock were reserved for issuance to employees. The Plan provides for grants of both qualified and non-qualified options. In August 1996 and again in August 1997, the Company's shareholders approved an amendment to the Plan which increased the total number of shares of common stock reserved for issuance to 750,000 and 1,250,000 on such respective dates.

      Additional information with respect to all options under the Company's employee stock option plans is as follows:

                                                                             WEIGHTED-AVERAGE
                                                      NUMBER                  EXERCISE PRICE
                                                     OF SHARES                  PER SHARE
                                                   ------------                 ---------

Shares under option, March 31, 1996                   258,401                      $4.47
     Options granted                                   87,500                       9.51
     Options exercised                                (57,227)                      3.28
     Options forfeited                                (15,453)                      4.19
                                                   ------------                 --------
Shares under option, March 31, 1997                   273,221                      $6.35
     Options granted                                  189,000                      14.88
     Options exercised                                (96,741)                      3.44
     Options forfeited                                (37,603)                     12.73
                                                   ------------                 --------
Shares under option, March 31, 1998                   327,877                     $11.39
     Options granted                                  815,750                       7.53
     Options exercised                                (26,737)                      4.30
     Options forfeited                               (141,139)                     11.14
                                                   ------------                 --------
Shares under option, March 31, 1999                   975,751                      $8.39
                                                   ============                 ========

Options exercisable, March 31, 1998                    64,351                      $5.98
                                                   ============                 ========
Options exercisable, March 31, 1999                    79,579                      $8.78
                                                   ============                 ========


   Stock Purchase Plans

      In August 1995, the Company's shareholders adopted (i) the Annual Leave Stock Plan (the "Annual Leave Plan") and (ii) the Employee Stock Purchase Plan (the "ESPP"). Under the Annual Leave Plan, eligible employees are permitted to exchange certain unused amounts of accrued annual leave for shares of common stock at the fair market value of the stock on the date of exchange. During fiscal 1999, 13,264 shares of common stock, valued at approximately $75,000, were issued under the Annual Leave Plan. During fiscal 1998, 11,944 shares of common stock, valued at approximately $111,000 were issued under the Annual Leave Plan. During fiscal 1997, 11,355 shares of common stock, valued at approximately $202,000 were issued under the Annual Leave Plan.

      Under the ESPP, eligible employees of the Company who elect to participate are permitted to purchase common stock of the Company, through payroll deductions, at a 15 percent discount to the lower of the fair market value of such stock at the beginning or ending date of the quarterly election period. Under its original terms, the total number of shares of common stock that were issuable under the ESPP was 150,000, limited to 12,500 per fiscal quarter. In August 1996, the Company's shareholders approved an amendment to the ESPP which
(i) increased the total number of shares of common stock issuable under the ESPP to 400,000; (ii) eliminated the quarterly purchase limitation; and (iii) added a provision to allow for annual lump sum contributions. A total of 72,882, 75,854 and 55,080 common stock shares were issued under the ESPP during fiscal 1999, 1998 and 1997, respectively.

      On October 15, 1996, the Company adopted, subject to the approval of the Company's shareholders, the Non-Employee Director Stock Purchase Plan (the "Directors Purchase Plan"). Under the terms of the Directors Purchase Plan, non-employee members of the Board of Directors may elect to have their fees invested in BTG common stock at a price equal to the lower of 100% of the fair market value of a Company share on the beginning or ending date of the election period. The election period is the 12-month period beginning on October 1 of each year. The maximum number of shares that may be issued under the Directors Purchase Plan is 100,000. The Company's shareholders approved the Directors Purchase Plan in August 1997. During fiscal 1999, 18,961 shares of common stock, valued at approximately $128,000, were issued under the Directors Purchase Plan. During fiscal 1998, 6,068 shares of common stock, valued at approximately $85,000, were issued under the Directors Purchase Plan. No shares of common stock were issued under the Directors Purchase Plan during fiscal 1997.

   Profit Sharing Plan

      The Company established a qualified 401(k) profit sharing plan in 1987 under which eligible employees may elect to defer a portion of their salary. At the discretion of the Board of Directors, the Company may contribute to the plan. The current contribution, as approved by the Board, is a matching contribution of an amount up to five percent of eligible employees' deferrals. Employees participating in the plan vest in the employer contribution over four years at 10%, 30%, 60%, and 100% cumulative per year, respectively.

      Company contributions to the 401(k) plan were approximately $1.6 million, $2.0 million, and $1.6 million in fiscal 1999, 1998 and 1997, respectively.

   Disclosures Pursuant to Statement of Financial Accounting Standards No. 123

      The Company applies Accounting Principles Board Opinion 25 and its related interpretations in accounting for its equity participation programs. Accordingly, no compensation cost has been recognized for its incentive stock option plans and its stock purchase plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of accounting under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows (in thousands, except per share data):

                                                                                  MARCH 31,
                                                                  ----------------------------------------
                                                                     1999           1998           1997
                                                                  ---------       --------       ---------

     Net income (loss)                  As reported               $   1,996       $(35,223)      $   4,271
                                        Pro forma                 $   1,739       $(35,463)      $   4,181

     Diluted earnings (loss)
       per share                        As reported               $    0.23       $  (4.12)      $    0.60
                                        Pro forma                 $    0.20       $  (4.15)      $    0.59

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants during the years ended March 31, 1999, 1998 and 1997, respectively:

                                                                             FISCAL YEARS ENDED
                                                                                  MARCH 31,
                                                                  ----------------------------------------
                                                                      1999           1998          1997
                                                                  ---------       --------       ---------

     Dividend yield                                                   0.0%           0.0%            0.0%
     Expected volatility                                             60.0%          50.0%           46.0%
     Risk-free interest rate                                          5.1%           6.0%            6.0%
     Forfeiture rate                                                  6.0%           6.0%            6.0%
     Expected life                                                 3-8 years      3-7 years       3-7 years

The following table summarizes information about fixed stock options outstanding at March 31, 1999:

                                  OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                  ---------------------------------------------------        ----------------------------
                    NUMBER         WEIGHTED-AVERAGE                            NUMBER
   RANGE OF      OUTSTANDING          REMAINING       WEIGHTED-AVERAGE       EXERCISABLE  WEIGHTED-AVERAGE
EXERCISE PRICES   AT 3/31/99       CONTRACTUAL LIFE    EXERCISE PRICE        AT 3/31/99    EXERCISE PRICE
---------------   ----------       ----------------    --------------        ----------    --------------

$6.12 - $6.90        480,000            9.70 years         $6.47                   --              --
$7.75 - $10.32       436,251            8.56               $9.09                 79,579          $8.78
$18.25 - $20.08       59,500            8.01              $18.71                   --              --
---------------   ----------       ---------------   ----------------        ----------    --------------
$6.12 - $20.08       975,751            9.09 years         $8.39                 79,579          $8.78
                  ==========       ===============   ================        ==========    ==============

      The per share weighted-average fair value of stock options granted during fiscal 1999, 1998 and 1997 was $3.99, $7.22 and $4.49, respectively.

10.   EARNINGS PER SHARE

      The following table illustrates the calculation of basic and diluted earnings per share results for fiscal 1999, 1998 and 1997 (in thousands, except per share data):

                                                                             FISCAL YEARS ENDED
                                                                                 MARCH 31,
                                                                  ----------------------------------------
                                                                    1999           1998            1997
                                                                 ---------       --------        --------

Income (loss) from continuing operations                           $2,761       $  (29,081)       $5,046
                                                                   ======       ==========        ======

Weighted average common stock shares
     outstanding during the period (used in the
     calculation of basic per share results)                        8,774            8,540         6,887
Dilutive effect of common stock options and
     common stock purchase warrants                                    53             --             254
                                                                   ------       ----------        ------

Weighted average common stock and potentially
     dilutive securities outstanding during the period (used
     in the calculation of diluted per share results)               8,827            8,540         7,141
                                                                   ======       ==========        ======


Basic earnings (loss) per share                                    $ 0.32       $    (3.40)       $ 0.73
                                                                   ======       ==========        ======
Diluted earnings (loss) per share                                  $ 0.32       $    (3.40)       $ 0.71
                                                                   ======       ==========        ======

      Outstanding common stock options and common stock purchase warrants were not included in the calculation of diluted per share results for fiscal 1998, since the effect of which would result in antidilutive per-share results given the Company's reported net loss during that period.

11.   RESTRUCTURING CHARGE

      In fiscal 1998, the Company's Board of Directors approved a restructuring plan designed to refocus the Company on its core business and historical strengths in order to improve operating results. Pursuant to this plan, the Company consummated, in February 1998, the divestiture of substantially all of the BTG operating division (the "Division") responsible for the reselling of computer hardware and software products. In addition, the Company recorded a restructuring charge of approximately $38.5 million associated with such divestiture.

      The major components of the initial restructuring charge were as follows (in thousands):

                                                                   FISCAL YEAR ENDED
                                                                     MARCH 31, 1998
                                                                   -----------------

Impairment of goodwill                                                   $13,694
Loss on sale and disposal of Division assets                               9,943
Estimated impairment of retained Division assets                           9,282
Reserve for future facility and operating lease commitments                3,504
Accrued employee compensation and severance costs                          1,622
Other accrued reserves and costs                                             429
                                                                         -------
                                                                         $38,474
                                                                         =======

      At March 31, 1998, the Company had outstanding accruals and reserves of approximately $14.6 million for restructuring costs established during fiscal 1998. During fiscal 1999, approximately $7.5 million of these accruals and reserves were utilized against the estimated impairment of retained Division assets, the reserve established for facility and operating lease commitments, accrued employee severance costs, and certain other accrued reserves. An additional charge of $1.8 million, related to an adjustment to the estimated impairment of retained Division assets and additional facility costs, was recorded during fiscal 1999. At March 31, 1999, the Company had remaining restructuring accruals and reserves outstanding of approximately $8.9 million.

12.   DISCONTINUED OPERATIONS

      During the year ended March 31, 1999, the Company's Board of Directors approved a management plan to dispose of a retail computer store operated by the Company. In connection with this discontinued operation, the Company recorded losses of approximately $717,000, net of the related income tax benefit, during fiscal 1999.

      During the year ended March 31, 1997, the Company formed a new subsidiary, Community Networks, Inc. ("CNI"), for the purpose of providing local communities with high-speed Internet access, specialized intranets, and electronic commerce capability on a subscriber fee-based model. The subscriber base did not grow as rapidly as was initially anticipated and the Company discontinued the operations of CNI during fiscal 1998. As a result, losses of approximately $4.2 million, net of the related income tax benefit, were recognized during fiscal 1998.

      Net losses from the Company's discontinued operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. Prior year reported results have been reclassified in order to provide for consistent presentation.

      Operating results from the Company's discontinued operations are as follows (in thousands):

                                                        FISCAL YEARS ENDED
                                                            MARCH 31,
                                              --------------------------------------
                                                1999          1998           1997
                                             ---------      --------       --------

Operating revenues                           $ 2,033        $ 3,260        $ 1,633
Loss before income taxes                        (411)        (3,472)        (1,267)
Loss from discontinued operations, net
  of income taxes                               (251)        (2,147)          (775)


13.   INVESTMENTS

WheelGroup Corporation

      In May 1996, the Company entered into an agreement with WheelGroup Corporation ("WheelGroup") under which it (i) purchased 214,042 shares of the outstanding common stock of WheelGroup for $200,000; (ii) purchased a convertible note receivable from WheelGroup for $300,000; and (iii) committed to the purchase of certain distribution rights and consulting services from WheelGroup for approximately $1 million, payable in various installments over fiscal years 1997 and 1998. As the result of a significant investment in WheelGroup by a venture capital fund, BTG was given the option, in March 1997, to purchase an additional 28,146 shares of WheelGroup for $9.87 per share. As a result, $277,799 of amounts previously paid to WheelGroup under the distribution rights and consulting services agreement were used to purchase the additional 28,146 shares.

      In March 1998, pursuant to a merger agreement entered into by WheelGroup and Cisco Systems, Inc. ("Cisco"), a publicly-traded technology company, the Company's ownership interests in WheelGroup were converted into approximately 326,000 common shares of Cisco. The shares of Cisco initially received by BTG were unregistered; however, in accordance with the merger agreement, were registered shortly after the merger was consummated. In connection with the sale of its WheelGroup interests, the Company recorded a gain in fiscal 1998 of approximately $20.2 million calculated using the fair market value of Cisco common stock on the date of closing of the merger. At March 31, 1998, the Company had classified its Cisco investment as "available for sale" in accordance with the provisions of Statement 115. Accordingly, such investment was carried at fair value, determined on quoted market prices, in the accompanying consolidated financial statements. The net unrealized gain from this investment was carried as a separate component of shareholders' equity, net of the related tax effects. In fiscal 1999, the Company sold all of its Cisco shares for approximately $25.5 million and used the proceeds from these sales to retire outstanding debt. Gains of approximately $4.2 million were recognized during fiscal 1999 as a result of these sales.

   Government Technology Services, Inc.

      On February 12, 1998, BTG and Government Technology Services, Inc. ("GTSI") entered into an Asset Purchase Agreement (the "APA") under which BTG completed the sale to GTSI of (i) certain of the assets, principally inventory and property and equipment, and (ii) certain of the existing contracts and outstanding customer orders of the BTG operating division responsible for reselling computer hardware and software products. In addition, GTSI hired a significant number of the individuals previously employed by BTG in this division. As consideration for the sale, BTG initially received $8.0 million and 15,375 shares of a new series of preferred stock of GTSI, designated Series C 8% cumulative redeemable convertible preferred stock. Ten percent of the purchase price was placed in escrow for a one-year period to serve as security for the Company's indemnification for potential obligations under the acquisition agreement. Pursuant to the acquisition agreement, the preferred stock received by the Company converted into 3,000,000 shares of GTSI common stock once approved by the GTSI shareholders on May 12, 1998. In July 1998, the Company sold 1.1 million shares of its GTSI holdings for $5.0 million, resulting in a loss of approximately $440,000.

      In February 1999, BTG and GTSI entered into a series of agreements in order to settle a number of issues which arose subsequent to the APA. Under the terms of the new agreements, BTG transferred to GTSI all of the cash portion of the escrow and 200,000 shares of the GTSI common stock being held in the escrow. In addition, BTG granted GTSI the option to purchase, at a per-share price of $5.25, the remaining GTSI shares held by BTG. This option has a term of five years; however, BTG has the right to sell its shares to an unrelated third party with the consent of GTSI. Upon a sale of these shares during the option term to any party other than GTSI, the agreement obligates BTG to pay GTSI a per-share amount of $0.50. In addition, as part of the February 1999 agreements, BTG agreed to novate to GTSI certain contracts awarded to BTG's product reselling division in a prior year. During fiscal 1999, approximately $93.6 million of product sales revenue was recognized by BTG from these contracts under which GTSI was used as the subcontractor. An unusual charge of approximately $1.2 million was recognized by the Company during fiscal 1999 as a result of these agreements.

      Also in February 1999, BTG and GTSI entered into an agreement under which GTSI issued a note payable to BTG as consideration for the purchase by GTSI of 400,000 shares of the GTSI common stock held by BTG. These shares were sold at $5.00 per share. The note, which bears interest at 8.0%, is payable in three annual installments beginning on January 31, 2000. During fiscal 1999, the Company recognized interest income of approximately $21,000 from this note.

      The 1.3 million and 3.0 million shares of GTSI common stock held by BTG at March 31, 1999 and 1998, respectively, have been classified as restricted investments in the accompanying consolidated balance sheets. BTG's investment in GTSI at March 31, 1999 represents less than 20% of GTSI's outstanding shares and BTG does not have the ability to exercise significant influence over the operating or financial policies of GTSI. Accordingly, the Company carries this investment at cost.

14.   BUSINESS COMBINATIONS

      On January 26, 1999, BTG completed the acquisition of STAC, Inc. ("STAC") an analysis and software development company headquartered in Fairfax, Virginia. The Company purchased all of the common stock of STAC for approximately $6.4 million, $1.5 million of which was contingent on certain stock market indices which were subsequently satisfied. The Company has accounted for this acquisition using the purchase method of accounting and accordingly, the results of operations of STAC have been included in the Company's consolidated statement of operations since the date of the acquisition. The purchase price was allocated to net tangible and identifiable intangible assets and liabilities based on preliminary estimates of fair value as of the date of acquisition. The excess of purchase price over the estimated fair value of net tangible and identifiable intangible assets and liabilities acquired of approximately $6.8 million was allocated to goodwill and is being amortized on a straight-line basis over the expected period of benefit, 20 years. The final allocation of the purchase price will be determined during the subsequent fiscal year when preliminary studies and other estimates are finalized. In addition, the Company entered into retention agreements with certain former employees of STAC which provide for an aggregate payment of up to $700,000 over a three-year period if the employees remain with BTG. This acquisition does not have a material effect on pro forma operations.

      In June 1997, the Company acquired, for $10.0 million in cash, all of the outstanding capital stock of Nations, Inc. ("Nations"), a systems engineering and software development company headquartered in Tinton Falls, New Jersey. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Nations have been included in the Company's consolidated statement of operations since the date of acquisition, June 12, 1997. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired of approximately $6.9 million has been recorded as goodwill and is being amortized on a straight-line basis over the expected period of benefit, 30 years. In connection with the acquisition, the Company also entered into both non-compete and employment agreements with several members of Nations' senior management.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and Nations as if the acquisition had occurred as of the beginning of the fiscal years ended March 31, 1998 and 1997. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Nations constituted a single entity during such periods.

                                                                           FISCAL YEARS ENDED
                                                                               MARCH 31,
                                                                      -------------------------
                                                                         1998           1997
                                                                      ----------     ----------
                                                                             (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Revenues                                                         $  597,299     $  445,325
     Net income (loss) before extraordinary items                     $  (33,157)    $    5,160
     Net income (loss)                                                $  (35,035)    $    5,160
     Earnings (loss) per common share                                 $    (4.10)    $     0.72


      On August 29, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Micros-To-Mainframes, Inc. ("M-T-M") under which BTG agreed to acquire all of the outstanding common stock of M-T-M for cash and common stock consideration valued at approximately $25.0 million. On February 13, 1998, the Agreement, as subsequently amended, was terminated. Pursuant to the Agreement, BTG paid M-T-M a $500,000 termination fee. In addition, the Company paid M-T-M $1.25 million for additional out-of-pocket expenses and in exchange for a release from future liability which may arise as a result of the termination of the Agreement. Total costs incurred in connection with this merger and acquisition transaction during fiscal 1998 were approximately $2.4 million and are included in other non-operating expenses in the accompanying consolidated statements of operations.

15.   COMMITMENTS AND CONTINGENCIES

   Audit Review

      Substantially all payments to the Company under cost-reimbursable Government contracts are provisional payments which are subject to adjustment upon audit by the Defense Contract Audit Agency or other regulatory agency. Audits through fiscal 1996 have been completed and final rates have been established. Audits for 1997 and subsequent years are not expected to result in a material adverse effect on the Company's consolidated financial position.

Litigation and Claims

      The Company is a party to various legal actions and claims resulting from the normal course of business. Although the total amount of liability, if any, with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on the Company's consolidated financial position or future results of operations.

   Leases

      The Company leases office space and equipment under certain operating lease agreements expiring at various dates through June 2012. Most leases include provisions for periodic rent escalations based on changes in various economic indices. Rent expense in fiscal 1999, 1998 and 1997 was $6.3 million, $8.9 million, and $5.9 million, respectively.

      Future minimum lease payments on non-cancelable operating leases, including sublease commitments, were as follows on March 31, 1999 (in thousands):

            FISCAL YEARS ENDING                           GROSS         SUBLEASE          NET
                 MARCH 31,                             COMMITMENTS     COMMITMENTS    COMMITMENTS
                 ---------                             -----------     -----------    -----------

                   2000                                   $  7,777       $   1,485      $   6,292
                   2001                                      6,881           1,075          5,806
                   2002                                      5,354             484          4,870
                   2003                                      4,035             --           4,035
                   2004                                      3,781             --           3,781
                   Thereafter                               30,475             --          30,475
                                                          --------       ---------      ---------
                                                          $ 58,303       $   3,044      $  55,259
                                                          ========       =========      =========


16.   SUPPLEMENTAL CASH FLOW DISCLOSURES

      Supplemental cash flow disclosures, not presented elsewhere in the consolidated footnotes, are as follows:

                                                                      FISCAL YEARS ENDED
                                                                          MARCH 31,
                                                        ----------------------------------------------
                                                          1999               1998              1997
                                                       ---------           ---------         --------
     Cash paid during the year for (in thousands):
       Interest                                        $   4,248           $   7,605         $  5,075
       Income taxes                                    $     693           $   1,449         $  5,806

      During fiscal 1999, the Company obtained approximately $814,000 of internal-use software through the conversion of amounts paid to a major software company in a prior year. The original payments were made as advanced royalties against future sales by BTG of certain products of the software company.

      In connection with the Company's business combinations in fiscal 1999 and 1998, liabilities were assumed as follows (in thousands):

                                                                        1999             1998
                                                                     --------         ---------

     Fair value of tangible and intangible assets acquired           $  9,775         $  15,612
     Cash paid and notes payable issued                                (6,351)          (11,743)
                                                                     --------         ---------
     Liabilities assumed                                             $  3,424         $   3,869
                                                                     ========         =========

17.   SEGMENT REPORTING

      Under Statement 131, BTG has two reportable segments: the Systems Business and the Product Reselling Business. The Company provides systems development, integration, engineering and network design, and security expertise services under the Systems Business. Under the Product Reselling Business, the Company resells computer hardware and software. The accounting policies of these segments are the same as those described in the summary of significant accounting policies. In February 1998, pursuant to a restructuring plan approved by BTG's Board of Directors, the Company began to phase out its operating activities in the Product Reselling Business. Accordingly, the Company does not anticipate significant operating activity in the Product Reselling Business segment in future periods.

      Selected financial data for the Company's operating segments is summarized as follows (in thousands):

                                                            FISCAL YEARS ENDED
                                                                 MARCH 31,
                                                  1999             1998             1997
                                               ----------       ----------       ----------
Revenues:
   Systems Business                            $ 222,868        $ 175,937        $ 108,335
   Product Reselling Business                     93,567          410,800          290,066
                                               ---------        ---------        ---------
                                               $ 316,435        $ 586,737        $ 398,401
                                               ---------        ---------        ---------
Depreciation and amortization expense:
   Systems Business                            $   2,249        $   2,265        $   1,682
   Product Reselling Business                         --            2,118            2,016
                                               ---------        ---------        ---------
                                               $   2,249        $   4,383        $   3,698
                                               ---------        ---------        ---------
Restructuring charge:
   Systems Business                            $      --       $       --         $     --
   Product Reselling Business                      1,796           38,474               --
                                               ---------        ---------        ---------
                                               $   1,796        $  38,474         $     --
                                               ---------        ---------        ---------
Interest expense, net:
   Systems Business                            $   3,949        $   2,727        $   1,670
   Product Reselling Business                         --            5,721            4,437
                                               ---------        ---------        ---------
                                               $   3,949        $   8,448        $   6,107
                                               ---------        ---------        ---------
Income (loss) from continuing operations
 before taxes and extraordinary items:
   Systems Business                            $   3,392        $  (2,038)       $   3,512
   Product Reselling Business                       (800)         (52,619)           4,728
                                               ---------        ---------        ---------
                                               $   2,592        $ (54,657)       $   8,240
                                               ---------        ---------        ---------
                                                                 MARCH 31,
                                               --------------------------------------------
                                                   1999            1998              1997
                                               ----------       ----------        ---------
     Total assets:
       Systems Business                        $   88,632       $  114,610        $  67,597
       Product Reselling Business                   1,745           97,829           88,483
                                               ----------       ----------        ---------
                                               $   90,377       $  212,439        $ 156,080
                                               ----------       ----------        ---------

      A reconciliation of segment data to consolidated Company data is as follows (in thousands):

                                                                FISCAL YEARS ENDED MARCH 31,
                                                      ------------------------------------------------
                                                          1999               1998              1997
                                                      ----------          ----------        ----------
     Income (loss) from continuing operations
      before taxes and extraordinary items:
        Segment data                                  $    2,592          $  (54,657)       $   8,240
        Gain on sale of investments, net                   3,532              20,228               63
        Unusual charges                                   (1,201)                --               --
        Equity in the earnings of affiliates                  24                 589            1,887
        Merger-related costs                                 --               (2,466)             --
        Other unallocated corporate costs                   (619)             (1,070)            (994)
                                                      ----------          ----------        ---------
                                                      $    4,328          $  (37,376)       $   9,196
                                                      ==========          ==========        =========


      Approximately 93%, 93%, and 89% in fiscal 1999, 1998, and 1997, respectively, of the Company's revenues resulted from contracts or subcontracts with, and product sales to, the Government. The Company operates principally in the United States.

18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited summarized financial data by quarter for fiscal 1999 and 1998 are as follows (in thousands, except per share data). Quarterly revenues and operating income (loss) exclude the revenues and operating losses of businesses classified as discontinued operations:

      Fiscal 1999:

                                                                 QUARTER ENDED
                                    ----------------------------------------------------------------------
                                       JUNE 30            SEPT 30             DEC 31            MARCH 31
                                    -------------     -------------       -------------      -------------

Revenues                             $   84,080        $   87,683          $   84,030         $   60,642

Operating income                     $      859        $    1,458          $    1,126         $    2,658
Net income (loss)                    $       82        $       93          $     (268)        $    2,089

Basic earnings (loss) per share      $     0.01        $     0.01          $    (0.03)        $     0.24
Diluted earnings (loss) per share    $     0.01        $     0.01          $    (0.03)        $     0.24

Weighted average shares
   outstanding for basic EPS              8,679             8,803               8,796              8,816
Weighted average shares
   outstanding for diluted EPS            8,743             8,819               8,796              8,844


Fiscal 1998:

                                                                 QUARTER ENDED
                                    -----------------------------------------------------------------------
                                       JUNE 30            SEPT 30             DEC 31            MARCH 31
                                    -------------     -------------       -------------      --------------

Revenues                             $  119,129        $  188,659          $  185,829         $   93,120
Operating income (loss)              $    2,882        $    (226)          $    2,165         $  (52,100)
Net income (loss)                    $      235        $  (2,335)          $    (798)         $  (32,325)

Basic earnings (loss) per share      $     0.03        $   (0.27)          $   (0.09)         $    (3.76)
Diluted earnings (loss) per share    $     0.03        $   (0.27)          $   (0.09)         $    (3.76)

Weighted average shares
     outstanding for basic EPS            8,476             8,525               8,563              8,597
Weighted average shares
     outstanding for diluted EPS          8,758             8,525               8,563              8,597

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the information to be set forth under the captions "Election of Directors" appearing in the Company's definitive proxy statement with respect to its annual meeting of shareholders to be held September 9, 1999 (the "Proxy Statement"), which information is incorporated herein by reference. Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Item 1. Business -- Executive Officers."

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)Documents filed as part of this Report:

      1. Financial Statement Schedules. The following additional financial data should be read in conjunction with the Consolidated Financial Statements included in Item 8. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

            Valuation and Qualifying Accounts                                            Schedule VIII
            Statement regarding computation of per share earnings                        Exhibit 11
            Independent Auditors' Report on Consolidated Financial Statement Schedule    Exhibit 99.1

      2. The following exhibits are either filed with this Report or are incorporated herein by reference:

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

            10.1 Amended and Restated Business Loan and Security Agreement, dated October 31, 1997, among BTG, Inc. and its subsidiaries and NationsBank, N.A. (incorporated by reference to the Company's registration statement on Form S-4 (File No. 333-40917)).

            10.2 First Modification to Amended and Restated Business Loan and Security Agreement, dated February 24, 1998, by and among BTG, Inc. and its Subsidiaries and NationsBank, N.A. (incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998).

            10.3 Second Modification to Amended and Restated Business Loan and Security Agreement, dated June 24, 1998, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A. (incorporated by reference to the Company's Form10-K for the year ended March 31, 1998).

            10.4 Third Modification to Amended and Restated Business Loan and Security Agreement, dated November 9, 1998, by and among BTG, Inc. and its subsidiaries, NationsBank, N.A. and Fleet Capital Corporation (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998).

            10.5 Fourth Modification to Amended and Restated Business Loan and Security Agreement, dated January 26, 1999, by and among BTG, Inc. and its subsidiaries, NationsBank, N.A. and Fleet Capital Corporation (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1998).

            10.6 1995 Employee Stock Option Plan (incorporated by reference to the Company's Registration statement on Form S-8 (File No. 333-10473)).*

            10.7 Employee Stock Purchase Plan (incorporated by reference to the Company's Registration statement on Form S-8 (File No. 333-10473)).*

            10.8 Annual Leave Stock Plan (incorporated by reference to the Company's registration statement on Form S-8 (File No. 33-97302)).*

            10.9 Directors Stock Option Plan (incorporated by reference to the Company's Form 10-K for the year ended March 31, 1996).*

            10.10 Non-Employee Director Stock Purchase Plan (incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-14767)).*

            10.11 Employment Agreement between the Company and Edward H. Bersoff
                  (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-85854)).*

            10.12 Asset Purchase Agreement, dated February 12, 1998, among BTG,
                  Inc., BTG Technology Systems, Inc., Concept Automation, Inc. of America and Government Technology Services, Inc. (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1997).

            10.13 Standstill Agreement, dated February 12, 1998, among BTG, Inc.
                  and Government Technology Services, Inc. (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1997).

            10.14 Certificate of Designations, Preferences and Rights of Series
                  C 8% Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1997).

            11    Statement regarding computation of per share earnings.

            21    Subsidiaries of the Registrant.

            23    Consent of Independent Auditors.

            27    Financial Data Schedule.

            99    Independent Auditors' Report of KPMG LLP.

----------
* Management contract or compensatory plan or arrangement.

      (b)   Reports on Form 8-K:

            September 25, 1998          BTG reported that on September 16, 1998,
                                        the Company's Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of BTG common stock.


      (c) Exhibits to this Form 10-K are filed herewith, unless incorporated by reference.

      (d)   Schedules to this Form 10-K are filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of June, 1999.

                                     BTG, INC.

                     -----------------------------------------
                                     Registrant


                           By:  /s/ EDWARD H. BERSOFF
                               --------------------------------
                                    Edward H. Bersoff
                               President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 28, 1999.

               SIGNATURE                                                   TITLE
         -----------------------                                          -------
         /s/ EDWARD H. BERSOFF                             Chairman of the Board and Chief Executive
-------------------------------------------                Officer (Principal Executive Officer)
         Edward H. Bersoff

         /s/ TODD A. STOTTLEMYER                           Chief Financial and Administrative Officer
-------------------------------------------                (Principal Accounting Officer)
         Todd A. Stottlemyer

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

                                                           Director
-------------------------------------------
         Raymond T. Tate

         /s/ RONALD L. TURNER                              Director
-------------------------------------------
         Ronald L. Turner

         /s/ DONALD M. WALLACH                             Director
-------------------------------------------
         Donald M. Wallach

         /s/ EARLE C. WILLIAMS                             Director
-------------------------------------------
         Earle C. Williams

SCHEDULE VIII

                           BTG, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR FISCAL YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                            BALANCE                                    OTHER       BALANCE
                                                              AT                                      CHANGES         AT
                                                           BEGINNING    ADDITIONS                    ADDITIONS      END OF
                                                            OF YEAR      AT COST     RETIREMENTS   (DEDUCTIONS)      YEAR
                                                            -------      -------     -----------   ------------      ----

              FISCAL YEAR ENDED
                 MARCH 31, 1999
                   Allowances for doubtful accounts
                      receivable...............              $3,183      $   286        $  831         $   --       $2,638
                   Allowances for inventory
                      obsolescence.............               1,675           80         1,055             --          700
                   Allowances for income tax
                      valuations...............                 550            0           417             --          133
                                                             ------      -------        ------         ------       ------
                                                             $5,408      $   366        $2,303         $   --       $3,471
                                                             ======      =======        ======         ======       ======
              FISCAL YEAR ENDED
                 MARCH 31, 1998
                   Allowances for doubtful accounts
                      receivable...............              $1,002      $ 3,043        $  862         $   --       $3,183
                   Allowances for inventory
                      obsolescence.............                 950        2,090         1,365             --        1,675
                   Allowances for income tax
                     valuations................                  --          550            --             --          550
                                                             ------      -------        ------         ------       ------
                                                             $1,952      $ 5,683        $2,227         $   --       $5,408
                                                             ======      =======        ======         ======       ======
              FISCAL YEAR ENDED
                 MARCH 31, 1997
                   Allowances for doubtful accounts
                      receivable...............              $  221      $ 1,510        $  729         $   --       $1,002
                   Allowances for inventory
                      obsolescence.............                 925           82            57             --          950
                   Allowances for income tax
                      valuations...............                 105           --           105             --           --
                                                             ------      -------        ------         ------       ------
                                                             $1,251      $ 1,592        $  891         $   --       $1,952
                                                             ======      =======        ======         ======       ======