Form 10-Q
period 1999-06-30
BTG INC /VA/
filed 1999-08-16
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER:  0-25094

                                   BTG, INC.
           ---------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          VIRGINIA                                             54-1194161
----------------------------------            -----------------------------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

3877 FAIRFAX RIDGE ROAD, FAIRFAX, VIRGINIA                               22030-7448
------------------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                          (703) 383-8000
                                                                      ---------------------------------


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES [X]   NO [ ]


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


                 CLASS                                              OUTSTANDING AT AUGUST 4, 1999
------------------------------------                                -----------------------------
            COMMON STOCK                                                         8,865,281

                                   BTG, INC.

                               INDEX TO FORM 10-Q


                                                                                                   PAGE
                                                                                                  NUMBER
PART I.      FINANCIAL INFORMATION                                                             ------------

  Item 1.    Financial Statements

                 Consolidated Interim Balance Sheets, June 30, 1999 (unaudited)
                    and March 31, 1999                                                                3

                 Consolidated Interim Statements of Operations for the three
                    months ended June 30, 1999 and 1998 (unaudited)                                   4

                 Consolidated Interim Statements of Cash Flows for the
                    three months ended June 30, 1999 and 1998 (unaudited)                             5

                 Notes to Consolidated Interim Financial Statements (unaudited)                       6-7


  Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                               8-13


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                        14

  Item 2.    Changes in Securities                                                                    14

  Item 3.    Defaults Upon Senior Securities                                                          14

  Item 4.    Submission of Matters to a Vote of Security Holders                                      14

  Item 5.    Other Information                                                                        14

  Item 6.    Exhibits and Reports on Form 8-K                                                         14-15


SIGNATURES                                                                                            16


EXHIBIT INDEX                                                                                         17

PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                      CONSOLIDATED INTERIM BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            JUNE 30,             MARCH 31,
                                                                              1999                 1999
                                                                           ------------        -----------
ASSETS                                                                     (unaudited)
Current assets:
  Receivables, net.....................................................     $   63,843          $  53,281
  Inventory, net.......................................................            431                378
  Prepaid expenses.....................................................          3,128              2,786
  Deferred income taxes................................................          3,360              3,360
  Other................................................................          1,522              1,486
                                                                           ------------        -----------

    Total current assets...............................................     $   72,284          $  61,291
                                                                           ------------        -----------


Property and equipment, net............................................          6,018              5,202
Goodwill, net..........................................................         15,035             15,211
Investments in unconsolidated affiliates...............................          6,429              6,429
Deferred income taxes..................................................            462                462
Other..................................................................          1,775              1,782
                                                                           ------------        -----------

                                                                            $  102,003          $  90,377
                                                                           ============        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.................................     $    1,700          $   1,700
  Accounts payable.....................................................         23,491             18,203
  Accrued expenses.....................................................         11,820             11,050
  Other................................................................          3,535              3,443
                                                                           ------------        -----------
    Total current liabilities..........................................     $   40,546          $  34,396
Line of credit, excluding current maturities...........................         22,334             17,666
Other liabilities......................................................          2,284              2,304
                                                                           ------------        -----------
  Total liabilities....................................................     $   65,164          $  54,366
                                                                           ------------        -----------
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no
    shares issued or outstanding.......................................     $     --            $    --
  Common stock, no par value, 20,000,000 shares authorized; 8,821,467 and 8,852,205 shares issued and outstanding at June 30, 1999
    and March 31, 1999, respectively...................................         54,952             54,860
  Accumulated deficit..................................................        (17,569)           (18,534)
    Treasury stock, at cost, 88,000 and 53,000 shares outstanding at
    June 30, 1999 and March 31, 1999, respectively ....................           (544)              (315)
                                                                           ------------        -----------
  Total shareholders' equity...........................................     $   36,839          $  36,011
                                                                           ------------        -----------

                                                                            $  102,003          $  90,377
                                                                           ============        ===========



            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                 CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                 --------------------------------------
                                                                     1999                      1998
Revenue:                                                         --------                   -----------
 Contract revenue................................               $     48,564                $    39,693
 Product sales...................................                     17,781                     44,386
                                                                ------------                -----------
                                                                      66,345                     84,079
Direct costs:
 Contract costs..................................                     31,528                     25,652
 Cost of product sales...........................                     17,297                     42,677
                                                                ------------                -----------
                                                                      48,825                     68,329
Indirect, general and administrative
 expenses........................................                     15,209                     14,719
Amortization expense.............................                        174                        173
                                                                ------------                -----------
                                                                      64,208                     83,221
                                                                ------------                -----------
Operating income.................................                      2,137                        858

Interest expense, net............................                       (429)                    (1,682)
Gain on sale of investments......................                         --                      1,051
                                                                ------------                -----------
Income from continuing operations before
  income taxes...................................                      1,708                        227
Provision for income taxes.......................                        743                         90
                                                                ------------                -----------
Income from continuing operations................                        965                        137

Loss from discontinued operations, net of income
  taxes..........................................                         --                        (55)
                                                                ------------                -----------

Net income.......................................               $        965                $        82
                                                                ============                ===========

Basic earnings (loss) per share:
  Income from continuing operations..............               $       0.11                $      0.02
  Loss from discontinued operations..............                         --                      (0.01)
                                                                ------------                -----------
  Net income.....................................               $       0.11                $      0.01
                                                                ============                ===========

Diluted earnings (loss) per share:
  Income from continuing operations..............               $       0.11                $      0.02
  Loss from discontinued operations..............                         --                      (0.01)
                                                                ------------                -----------
  Net income.....................................               $       0.11                $      0.01
                                                                ============                ===========

Weighted average shares outstanding (used in the
 calculation of basic per share results).........                      8,840                      8,679
                                                                ============                ===========

Weighted average shares outstanding (used in the
 calculation of diluted per share results).......                      8,846                      8,743
                                                                ============                ===========



            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                 CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                          ------------------------------------
                                                                                              1999                   1998
                                                                                          ------------           -------------
Cash flows from operating activities:
Net income......................................................................          $        965           $          82
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
 Loss on discontinued operations................................................                    --                      55
 Depreciation and amortization..................................................                   654                     632
 Reserves for accounts receivable and inventory                                                     90                      30
 Deferred income taxes..........................................................                    --                     102
 Gain on sale of investments....................................................                    --                  (1,051)
 Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
  (Increase) decrease in receivables............................................               (10,622)                 59,110
  (Increase) decrease in inventory..............................................                   (83)                    227
  (Increase) decrease in prepaids and other.....................................                  (482)                  5,199
  (Increase) decrease in other assets...........................................                    (5)                    718
  Increase (decrease) in accounts payable.......................................                 5,288                 (37,177)
  Increase (decrease) in accrued expenses.......................................                   770                  (1,849)
  Increase (decrease) in other liabilities......................................                   101                    (753)
                                                                                          ------------           -------------
    Net cash provided by (used in) operating activities of
         continuing operations..................................................          $     (3,324)                 25,325
    Net cash used in discontinued operations....................................                    --                     (55)
                                                                                          ------------           -------------
         Net cash provided by (used in) operating activities....................          $     (3,324)          $      25,270
                                                                                          ------------           -------------

Cash flows from investing activities:
 Purchases of property and equipment............................................                (1,177)                   (145)
 Proceeds from sale of investments..............................................                   --                   18,906
                                                                                          ------------           -------------
         Net cash provided by (used in) investing activities....................          $     (1,177)          $      18,761
                                                                                          ------------           -------------

Cash flows from financing activities:
 Net advances (repayments) under line of credit.................................                 4,668                 (30,431)
 Principal payments on long-term debt and capital lease obligations.............                   (30)                (15,029)
 Purchases of treasury stock....................................................                  (229)                     --
 Proceeds from the issuance of common stock.....................................                    92                   1,429
                                                                                          ------------           -------------
      Net cash provided by (used in) financing activities.......................          $      4,501           $     (44,031)
                                                                                          ------------           -------------
Increase (decrease) in unrestricted cash and equivalents........................                    --                      --
Unrestricted cash and equivalents, beginning of period..........................                    --                      --
                                                                                          ------------           -------------
Unrestricted cash and equivalents, end of period................................          $         --           $          --
                                                                                          ============           =============


            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)



1.     BASIS OF PRESENTATION

       The consolidated interim financial statements included herein have been prepared by BTG, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1999. The results of operations for the three-month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2000.


2.     COMPREHENSIVE INCOME

       The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130") during its fiscal 1999. Statement 130 established standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three-month period ended June 30, 1999, the Company had no other comprehensive income. The Company had other comprehensive income resulting from unrealized holding gains on available-for-sale investments for the three-month period ended June 30, 1998 as follows (in thousands):




 Net income   . . . . . . . . . . . . . . . . . .    $        82

 Other comprehensive income:
  Unrealized gains on investments, net of income
   taxes of $445  . . . . . . . . . . . . . . . .            722
                                                     -----------

 Comprehensive income   . . . . . . . . . . . . .    $       804
                                                     ===========

3.     SEGMENT REPORTING

       The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131") during its fiscal 1999. Statement 131 established new procedures and requirements for the (i) determination of business segments, (ii) presentation and disclosure of segment information, and (iii) disclosure of selected segment information within interim consolidated financial statements. Business segments, as defined in Statement 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. Under Statement 131, the Company had two reportable segments in its prior fiscal year. The segment which resulted from the Company's product reselling division, however, had no operating activity in the fiscal quarter ended June 30, 1999 and, due to the divestiture of this division in February 1998, the Company anticipates no future operating activity. Accordingly, there are no interim period disclosure requirements relevant to the financial reporting period ended June 30, 1999.

4.     PROPERTY AND EQUIPMENT

       In March 1999, the Company began implementing an enterprise-wide financial information system. External direct costs of materials and services and payroll-related costs of employees working on development of the software system portion of the project are being capitalized. During the three-month period ended June 30, 1999, approximately $870,000 of costs associated with the acquisition and development of the system have been capitalized. Once the system is made available for its intended use, the related capitalized costs will be amortized over the estimated useful life of the asset. Training costs and costs to reengineer business processes are being expensed as incurred.

5.     RECLASSIFICATION

       Certain amounts in the prior period's interim financial statements have been reclassified to conform to the fiscal 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE MATTERS DISCUSSED IN THIS FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS OR UNCERTAINTIES. WHILE FORWARD-LOOKING STATEMENTS ARE SOMETIMES PRESENTED WITH NUMERICAL SPECIFICITY, THEY ARE BASED ON VARIOUS ASSUMPTIONS MADE BY MANAGEMENT REGARDING FUTURE CIRCUMSTANCES OVER MANY OF WHICH THE COMPANY HAS LITTLE OR NO CONTROL. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY WORDS INCLUDING "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND SIMILAR EXPRESSIONS. THE COMPANY CAUTIONS READERS THAT FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, THOSE RELATING TO THE COMPANY'S FUTURE BUSINESS PROSPECTS, REVENUES, WORKING CAPITAL, LIQUIDITY, AND INCOME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM FORWARD-LOOKING STATEMENTS INCLUDE THE CONCENTRATION OF THE COMPANY'S REVENUES FROM GOVERNMENT CLIENTS, RISKS INVOLVED IN CONTRACTING WITH THE GOVERNMENT, DIFFICULTIES THE COMPANY MAY HAVE IN ATTRACTING, RETAINING AND MANAGING PROFESSIONAL AND ADMINISTRATIVE STAFF, FLUCTUATIONS IN QUARTERLY RESULTS, RISKS RELATED TO ACQUISITIONS, RISKS RELATED TO COMPETITION AND THE COMPANY'S ABILITY TO CONTINUE TO WIN AND PERFORM EFFICIENTLY ON GOVERNMENT CONTRACTS, AND OTHER RISKS AND FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SEC, INCLUDING THOSE IDENTIFIED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (SEC FILE NO. 333-16899) WHICH HEREBY IS INCORPORATED BY REFERENCE. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

GENERAL

     BTG, Inc. ("BTG" or the "Company") is an information systems and technical services company providing complete solutions to a broad range of the complex systems needs of the United States Government and its agencies and departments (the "Government") and other commercial and state and local government customers. Currently, the Company provides systems development, integration, engineering and network design, implementation and security information services (the "Systems Business"). Prior to fiscal 1999, the Company operated a division which was responsible for reselling computer hardware and software products (the "Product Reselling Business"), principally to the Government.

     The Company's revenue has historically been derived from both contract activities and product sales. Contract revenue is typically less seasonal than product sales but fluctuates month-to-month based on contract delivery schedules. Contract revenue is typically characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Year-to-year increases in contract revenue have generally resulted from increases in volume, driven by additional work requirements under Government contracts. Product sales tend to be seasonal, with the Company's second and third fiscal quarters typically accounting for the greatest proportion of revenue each year. Product sales are characterized by higher direct costs than contract revenue; however, indirect expenses associated with product sales are generally lower in comparison. The Company's operating performance is affected by both the number and type of contracts held, the timing of the installation or delivery of the Company's services and products, and the relative margins of the services performed or products sold. In general, the Company recognizes its highest margins on its most specialized systems engineering and software development projects and lower margins on sales of commercial-off-the-shelf products.

     On January 26, 1999, BTG completed the acquisition of STAC, Inc. ("STAC") an analysis and software development company headquartered in Fairfax, Virginia. The Company purchased all of the common stock of STAC for approximately $6.4 million, $1.5 million of which was contingent on certain stock market indices which were subsequently satisfied. The Company has accounted for this acquisition using the purchase method of accounting, and accordingly, the results of operations of STAC have been included in the Company's consolidated statement of operations since the date of the acquisition.

RESULTS OF OPERATIONS

     The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:


                                                                                       % PERIOD-TO-PERIOD
                                                                                       INCREASE (DECREASE)
                                                           PERCENTAGE OF REVENUE           OF DOLLARS
                                                           ---------------------       --------------------
                                                                                        THREE MONTHS ENDED
                                                                                          JUNE 30, 1999
                                                             THREE MONTHS ENDED            COMPARED TO
                                                                   JUNE 30,             THREE MONTHS ENDED
                                                              1999        1998            JUNE 30, 1998
                                                              ----        ----            -------------
Revenue:
 Contract revenue.......................................      73.2%      47.2%                22.3%
 Product sales..........................................      26.8       52.8                (59.9)
  Total revenue.........................................     100.0      100.0                (21.1)
Direct costs:
 Contract costs (as a % of contract revenue)............      64.9       64.6                  22.9
 Cost of product sales (as a % of product sales)........      97.3       96.2                (59.5)
  Total direct costs (as a % of total revenues).........      73.6       81.3                (28.5)
Indirect, general and administrative expenses...........      22.9       17.5                   3.3
Amortization expense....................................       0.3        0.2                   0.6
Operating income........................................       3.2        1.0                 149.1
Interest expense, net...................................       0.6        2.0                (74.5)
Gain on sale of investments.............................        --        1.3                   (A)
Income from continuing operations before income taxes...       2.6        0.3                 652.4
Provision for income taxes..............................       1.1        0.1                 723.3
Income from continuing operations.......................       1.5        0.2                 605.7
Loss from discontinued operations, net of income taxes..        --        0.1                   (A)
Net income..............................................       1.5        0.1               1,076.8

   (A) There was no expense or income in the comparison year.

Three Months Ended June 30, 1999 Compared With Three Months Ended June 30, 1998

     During the three months ended June 30, 1999, there was a net decrease in revenue of $17.7 million, or 21.1%, from the three months ended June 30, 1998. Contract revenue increased $8.9 million and was offset by a decrease of $26.6 million attributable to product sales. The increase in contract revenue during the three months ended June 30, 1999 was primarily due to $5.4 million in revenue generated by new contracts of the Company's Delta Research division and $2.9 million of revenue recognized under contracts acquired in connection with the acquisition of STAC. The decrease in product sales was primarily due to the sale to Government Technology Services, Inc. ("GTSI") of substantially all of BTG's product reselling operating division (the "GTSI Transaction"). Included in product sales during the three months ended June 30, 1998 was $34.1 million of revenue resulting from certain contracts awarded to BTG's product reselling division in a prior year which were subcontracted to GTSI as part of the GTSI Transaction. The Company entered into an agreement to novate these contracts to GTSI during fiscal 1999. In the three months ended June 30, 1999, approximately 94.4% of the Company's revenue was derived from contracts or subcontracts with and product sales to the Government, as compared with 94.2% for the three months ended June 30, 1998.

     Direct costs, expressed as a percentage of total revenue, decreased from 81.3% for the three months ended June 30, 1998 to 73.6% for the three months ended June 30, 1999, primarily due to the higher percentage of contract-related business. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue increased slightly from 64.6% in the three months ended June 30, 1998 to 64.9% in the three months ended June 30, 1999. Cost of product sales as a percentage of product sales increased from 96.2% in the three months ended June 30, 1998 to 97.3% in the three months ended June 30, 1999, primarily due to higher than anticipated warranty costs associated with products sold by the Company prior to the GTSI Transaction.

     Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended June 30, 1999 increased by $490,000, or 3.3%, from the same period in 1998. This increase was due primarily to incremental expenses associated with the ongoing operations of the STAC acquisition. Expressed as a percentage of total revenues, indirect, general and administrative expenses increased for the three months ended June 30, 1999 to 22.9% from 17.5% in the three months ended June 30, 1998, principally due to the decreased proportion of total revenue derived from product sales.

     Amortization expense, which includes the amortization of goodwill and other intangible assets, remained consistent in the three months ended June 30, 1999 as compared with the comparable period of the prior year.

     Interest expense for the three months ended June 30, 1999 decreased by $1.3 million, or 74.5%, from the comparable period of the prior year. This decrease was due to a significantly lower average balance outstanding under the Company's line of credit facility. Cash used to reduce outstanding debt was primarily generated from the collection of outstanding receivables. Principally as the result of the divestiture of its product reselling division, the Company's working capital requirements have been significantly reduced when compared to the prior year.

     Income tax expense, as a percentage of income from continuing operations before income taxes, increased to 43.5% in the three months ended June 30, 1999, from 39.6% in the comparable period of the prior year.

     The Company recognized a loss of $55,000, net of income tax benefits, during the three-month period ended June 30, 1998 as a result of the discontinuance of the non-strategic operations of a retail computer store outlet.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is hereby incorporated by reference to the Company's annual report on Form 10-K for the year ended March 31, 1999, filed with the Securities and Exchange Commission on June 28, 1999. There have been no material changes in the Company's market risk from that disclosed in the Company's 1999 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash of approximately $3.3 million was used in operating activities during the three months ended June 30, 1999. This largely resulted from a $10.6 million increase in outstanding receivables offset by a $6.1 million increase in payables and accrued expenses, both of which are reflective of the Company's increased business volume.

     Investing activities used $1.2 million during the three months ended June 30, 1999. This was primarily due to the Company's ongoing development and implementation of an enterprise-wide financial and project management software system.

     During the three months ended June 30, 1999, the Company's financing activities provided cash of approximately $4.5 million. This resulted primarily from $4.7 million in borrowings made under the Company's revolving line of credit facility offset by $229,000 used for the purchase of treasury stock.

     As of June 30, 1999, working capital was $31.7 million, compared to $26.9 million at March 31, 1999. At June 30, 1999, the Company had approximately $13.1 million available for borrowing under its revolving line of credit facility.

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

     In the ordinary course of its business, the Company spends a portion of its information technology budget on maintenance and upgrades to its corporate information technology infrastructure. During fiscal 1999, the Company incurred an additional $126,000 for specific Year 2000 remediation, out of a total information technology budget of $5.2 million. These costs were expensed as incurred. The estimate for Year 2000 remediation, in addition to ordinary information technology expenses, for fiscal 2000 is $470,000, out of a total information technology budget of $6.2 million. A portion of this amount will be used to acquire capital equipment which would not otherwise have been purchased until a future period.

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

     The statements above describing the Company's plans and objectives for handling Year 2000 issues and the expected impact of the Year 2000 issue on the Company are forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed above. Factors that might cause such a difference include, but are not limited to, delays in executing the plan outlined above and increased or unforeseen costs associated with the implementation of the plan and any necessary changes to the Company's systems

PART II.   OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the business of the Company or any subsidiary.


 ITEM 2.   CHANGES IN SECURITIES

      None


 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      No defaults upon senior securities have taken place.


 ITEM 4.   SUBMISSION OF MATTERS TO SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the period.


 ITEM 5.   OTHER INFORMATION

      None


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

       27      Financial data schedule.

 B.   REPORTS ON FORM 8-K

      August 4, 1999                 BTG reported that KPMG LLP's appointment
                                     as certifying accountants was terminated and Deloitte & Touche LLP was engaged as certifying accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 16, 1999           BTG, INC.



                                  /s/ Todd A. Stottlemyer
                                  -----------------------
                                  Todd A. Stottlemyer
                                  Duly Authorized Signatory and
                                  Chief Financial and Administrative Officer

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