Form 10-Q
period 1999-09-30
BTG INC /VA/
filed 1999-11-15
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER: 0-25094

                                    BTG, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            VIRGINIA                                    54-1194161
-------------------------------            ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


3877 FAIRFAX RIDGE ROAD, FAIRFAX, VIRGINIA                           22030-7448
------------------------------------------                           ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (703) 383-8000
                                                      -------------------------



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

     CLASS                                       OUTSTANDING AT OCTOBER 27, 1999
-----------------                                -------------------------------

  COMMON STOCK                                              8,878,855

BTG, INC.

                               INDEX TO FORM 10-Q

                                                                                          PAGE
                                                                                         NUMBER
                                                                                       ----------
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

                Consolidated Interim Balance Sheets, September 30, 1999 (unaudited)
                     and March 31, 1999                                                   3

                Consolidated Interim Statements of Operations for the three months ended September 30, 1999 and 1998 and the six
                     months ended September 30, 1999 and 1998 (unaudited)                 4

                Consolidated Interim Statements of Cash Flows for the six
                     months ended September 30, 1999 and 1998 (unaudited)                 5

                Notes to Consolidated Interim Financial Statements (unaudited)            6


   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                     7-13

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                              14

   Item 2. Changes in Securities                                                          14

   Item 3. Defaults Upon Senior Securities                                                14

   Item 4. Submission of Matters to a Vote of Security Holders                            14

   Item 5. Other Information                                                              15

   Item 6. Exhibits and Reports on Form 8-K                                               15



SIGNATURES                                                                                16

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                       CONSOLIDATED INTERIM BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,              MARCH 31,
                                                                                            1999                     1999
                                                                                    ------------------         ---------------
ASSETS                                                                                  (unaudited)
Current assets:
  Receivables, net...............................................................     $        61,460          $        53,281
  Inventory, net.................................................................                 105                      378
  Prepaid expenses...............................................................               2,621                    2,786
  Other..........................................................................               4,678                    4,846
                                                                                      ---------------          ---------------
     Total current assets........................................................     $        68,864          $        61,291
                                                                                      ---------------          ---------------

Property and equipment, net......................................................               7,131                    5,202
Goodwill, net....................................................................              14,861                   15,211
Other intangible assets, net.....................................................                   -                       48
Restricted investments...........................................................               6,429                    6,429
Other ...........................................................................               2,277                    2,196
                                                                                      ---------------          ---------------
                                                                                      $        99,562          $        90,377
                                                                                      ===============          ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...........................................     $           425          $         1,700
  Accounts payable...............................................................              21,664                   18,203
  Accrued expenses...............................................................              12,747                   11,050
  Other..........................................................................               3,222                    3,443
                                                                                      ---------------          ---------------
      Total current liabilities..................................................     $        38,058          $        34,396

Line of credit...................................................................              21,903                   17,666
Other liabilities................................................................               1,715                    2,304
                                                                                      ---------------          ---------------
     Total liabilities...........................................................     $        61,676          $        54,366
                                                                                      ---------------          ---------------

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no shares
   issued or outstanding.........................................................     $            --          $            --
  Common stock, no par value, 20,000,000 shares authorized; 8,862,635 and 8,852,205 shares issued and outstanding at September 30, 1999
   and March 31, 1999, respectively..............................................              55,054                   54,860
  Accumulated deficit............................................................             (16,504)                 (18,534)
  Treasury stock, at cost, 104,200 and 53,000 shares at September 30, 1999 ......
   and March 31, 1999 respectively...............................................                (664)                    (315)
                                                                                      ---------------          ---------------
     Total shareholders' equity..................................................     $        37,886          $        36,011
                                                                                      ---------------          ---------------
                                                                                      $        99,562          $        90,377
                                                                                      ===============          ===============


      See notes to consolidated interim financial statements (unaudited).

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         --------------------------------      --------------------------------
                                                               1999            1998                 1999             1998
                                                         ---------------  ---------------      ---------------  ---------------
Revenues:
  Contract revenue....................................   $        49,810  $        43,880      $        98,365  $        83,573
  Product sales.......................................            14,101           43,803               31,882           88,190
                                                         ---------------  ---------------      ---------------  ---------------
                                                                  63,911           87,683              130,247          171,763

Direct costs:
  Contract costs......................................            32,629           28,925               64,148           54,576
  Cost of product sales...............................            13,529           42,294               30,826           84,973
                                                         ---------------  ---------------      ---------------  ---------------
                                                                  46,158           71,219               94,974          139,549

Indirect, general and administrative expenses.........            15,041           14,826               30,250           29,545
Amortization expense..................................               174              180                  348              353
                                                         ---------------  ---------------      ---------------  ---------------
                                                                  61,373           86,225              125,572          169,447

Operating income......................................             2,538            1,458                4,675            2,316
Interest expense......................................              (448)            (836)                (877)          (2,518)
Equity in earnings of unconsolidated affiliate........                 -               24                    -               24
Gain (loss) on sale of investments....................                 -             (404)                   -              647
                                                         ---------------  ---------------      ---------------  ---------------
Income (loss) from continuing operations
   before income taxes................................             2,090              242                3,798              469
Income tax expense....................................               909               97                1,652              187
                                                         ---------------  ---------------      ---------------  ---------------

Income (loss) from continuing operations..............             1,181              145                2,146              282

Loss from discontinued operations,
   net of income taxes................................              (116)             (52)                (116)            (107)
                                                         ---------------  ---------------      ---------------  ---------------


Net income ...........................................   $         1,065  $            93      $         2,030  $           175
                                                         ===============  ===============      ===============  ===============





Basic earnings per share:
Income from continuing operations.....................   $          0.13  $          0.02      $          0.24  $         0.03
Loss from discontinued operations.....................             (0.01)           (0.01)               (0.01)          (0.01)
                                                         ---------------  ---------------      --------------- ---------------
Net   income..........................................   $          0.12  $          0.01      $          0.23  $         0.02
                                                         ===============  ===============      ===============  ==============

Diluted earnings per share:
Income from continuing operations.....................   $          0.13  $          0.02      $          0.24  $         0.03
Loss from discontinued operations.....................             (0.01)           (0.01)               (0.01)          (0.01)
                                                         ---------------  ---------------      --------------- ---------------
Net income ...........................................   $          0.12  $          0.01      $          0.23  $         0.02
                                                         ===============  ===============      ===============  ==============



Weighted average shares outstanding (used in
   the calculation of basic per share results)........             8,836            8,803                8,839           8,741
                                                         ===============  ===============      ===============  ==============

Weighted average shares outstanding (used in
   the calculation of diluted per share results)......             9,062            8,819                8,966           8,790
                                                         ===============  ===============      ===============  ==============


      See notes to consolidated interim financial statements (unaudited).

                          BTG, INC. AND SUBSIDIARIES
                 CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                       ------------------------------------
                                                                                             1999                1998
                                                                                       ---------------      ---------------

Cash flows from operating activities:
Net income .......................................................................     $         2,030      $           175
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Loss on discontinued operations.................................................                 116                  107
  Depreciation and amortization...................................................               1,137                1,244
  Deferred income taxes...........................................................                  --                  (94)
  Reserves for accounts receivable and inventory..................................                 245                  100
  Loss on sale or disposal of property and equipment..............................                  86                   --
  Gain on sale of investments.....................................................                  --                 (647)
  Equity in earnings of unconsolidated affiliate..................................                  --                  (24)
  Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
   (Increase) decrease in receivables.............................................              (8,364)              69,846
   (Increase) decrease in inventory...............................................                 (38)                 628
   (Increase) decrease in income taxes receivable.................................                  32                8,848
   (Increase) decrease in prepaid expenses and other current assets...............                 301                3,516
   (Increase) decrease in other assets............................................                 (81)                  44
   Increase (decrease) in accounts payable........................................               3,461              (54,287)
   Increase (decrease) in accrued expenses........................................               1,697                1,315
   Increase (decrease) in other liabilities.......................................                (503)              (1,428)
                                                                                       ---------------      ---------------
      Net cash provided by (used in) operating activities of
             continuing operations................................................                 119               29,343
      Net cash provided by (used in) discontinued operations......................                 135                 (107)
                                                                                       ---------------      ---------------

                  Net  cash provided by (used in) operating activities............     $           254      $        29,236
                                                                                       ---------------      ---------------

Cash flows from investing activities:
  Purchases of property and equipment.............................................              (3,009)                (319)
  Proceeds from sale of investments...............................................                  --               23,970
                                                                                       ---------------      ---------------
                  Net cash provided by (used in) investing activities.............     $        (3,009)     $        23,651
                                                                                       ---------------      ---------------

Cash flows from financing activities:
  Net advances (repayments) under line of credit..................................               4,237              (39,510)
  Principal payments on long-term debt and capital lease obligations..............              (1,327)             (15,049)
  Proceeds from the issuance of common stock......................................                 194                1,704
  Purchase of treasury stock......................................................                (349)                 (32)
                                                                                       ---------------      ---------------
                   Net cash provided by (used in) financing activities............     $         2,755      $       (15,887)
                                                                                       ---------------      ---------------

Increase (decrease) in unrestricted cash and equivalents..........................                  --                   --
Unrestricted cash and equivalents, beginning of period............................                  --                   --
                                                                                       ---------------      ---------------


Unrestricted cash and equivalents, end of period..................................     $            --      $            --
                                                                                       ===============      ===============


      See notes to consolidated interim financial statements (unaudited).

                           BTG, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated interim financial statements included herein have been prepared by BTG, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1999. The results of operations for the six-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2000.

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

     Under Statement 131, the Company had two reportable segments in its prior fiscal year. The segment which resulted from the Company's product reselling division, however, had no operating activity in the three-month and six-month periods ended September 30, 1999 and, due to the divestiture of this division in February 1998, the Company anticipates no future operating activity. Accordingly, there are no interim period disclosure requirements relevant to the financial reporting periods ended September 30, 1999.

3.   PROPERTY AND EQUIPMENT

     In March 1999, the Company began implementing an enterprise-wide financial information system. External direct costs of materials and services and payroll-related costs of employees working on development of the software system portion of the project are being capitalized. During the six-month period ended September 30, 1999, approximately $2.3 million of costs associated with the acquisition and development of the system have been capitalized. Once the system is made available for its intended use, the related capitalized costs will be amortized over the estimated useful life of the asset. Training costs and costs to reengineer business processes are being expensed as incurred.

4.   RECLASSIFICATION

     Certain amounts in the prior period's interim financial statements have been reclassified to conform to the fiscal 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MATTERS DISCUSSED IN THIS FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS OR UNCERTAINTIES. WHILE FORWARD-LOOKING STATEMENTS ARE SOMETIMES PRESENTED WITH NUMERICAL SPECIFICITY, THEY ARE BASED ON VARIOUS ASSUMPTIONS MADE BY MANAGEMENT REGARDING FUTURE CIRCUMSTANCES OVER MANY OF WHICH THE COMPANY HAS LITTLE OR NO CONTROL. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY WORDS INCLUDING "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND SIMILAR EXPRESSIONS. THE COMPANY CAUTIONS READERS THAT FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, THOSE RELATING TO THE COMPANY'S FUTURE BUSINESS PROSPECTS, REVENUES, WORKING CAPITAL, LIQUIDITY, AND INCOME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM FORWARD-LOOKING STATEMENTS INCLUDE THE CONCENTRATION OF THE COMPANY'S REVENUES FROM GOVERNMENT CLIENTS, RISKS INVOLVED IN CONTRACTING WITH THE GOVERNMENT, DIFFICULTIES THE COMPANY MAY HAVE IN ATTRACTING, RETAINING AND MANAGING PROFESSIONAL AND ADMINISTRATIVE STAFF, FLUCTUATIONS IN QUARTERLY RESULTS, RISKS RELATED TO ACQUISITIONS, RISKS RELATED TO COMPETITION AND THE COMPANY'S ABILITY TO CONTINUE TO WIN AND PERFORM EFFICIENTLY ON GOVERNMENT CONTRACTS, AND OTHER RISKS AND FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SEC, INCLUDING THOSE IDENTIFIED UNDER THE SECTION ENTITLED "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (SEC FILE NO. 333-16899) WHICH HEREBY IS INCORPORATED BY REFERENCE. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

GENERAL

     BTG, Inc. ("BTG" or the "Company") is an information systems and technical services company providing complete solutions to a broad range of complex systems needs of the United States Government and its agencies and departments (the "Government") and other commercial and state and local government customers. Currently, the Company provides systems development, integration, engineering and network design, implementation and security information services (the "Systems Business"). During fiscal 1998 and prior years, the Company operated a division which was responsible for reselling computer hardware and software products (the "Product Reselling Business"), principally to the Government.

     The Company's revenue has historically been derived from both contract activities and product sales. Contract revenue is typically less seasonal than product sales but fluctuates month-to-month based on contract delivery schedules. Contract revenue is typically characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Year-to-year increases in contract revenue have generally resulted from increases in volume, driven by additional work requirements under Government contracts. To the extent the Company continues to have product sales, such product sales are typically characterized by higher direct costs than contract revenue; however, indirect expenses associated with product sales are generally lower in comparison. The Company's operating performance is affected by both the number and type of contracts held, the timing of the installation or delivery of the Company's services and products, and the relative margins of the services performed or products sold. In general, the Company recognizes its highest margins on its most specialized systems engineering and software development projects and lower margins on sales of commercial-off-the-shelf products.

     On January 26, 1999, BTG completed the acquisition of STAC, Inc. ("STAC"), an analysis and software development company headquartered in Fairfax, Virginia. The Company purchased all of the common stock of STAC for approximately $6.4 million, $1.5 million of which was contingent on the achievement of certain stock market thresholds which were subsequently satisfied. The Company has accounted for this acquisition using the purchase method of accounting, and accordingly, the results of operations of STAC have been included in the Company's consolidated statement of operations since the date of the acquisition.

RESULTS OF OPERATIONS

     The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:

                                                                                                           % PERIOD-TO-PERIOD
                                                        PERCENTAGE OF REVENUE                         INCREASE (DECREASE) OF DOLLARS
                                         ---------------------------------------------------          ------------------------------
                                                                                                      THREE MONTHS     SIX MONTHS
                                           THREE MONTHS ENDED               SIX MONTHS ENDED          ENDED SEPT.      ENDED SEPT.
                                             SEPTEMBER 30,                   SEPTEMBER 30,              30, 1999        30, 1999
                                         ---------------------             -----------------          COMPARED TO      COMPARED TO
                                                                                                      THREE MONTHS     SIX MONTHS
                                                                                                      ENDED SEPT.      ENDED SEPT.
                                          1999            1998              1999         1998           30, 1998        30, 1998
                                          ----            ----              ----         ----         ------------- ----------------

Revenue:
   Contract revenue....................    77.9%          50.0%             75.5%         48.7%            13.5%           17.7%
   Product sales.......................    22.1           50.0              24.5          51.3            (67.8)          (63.8)
      Total revenue....................   100.0          100.0             100.0         100.0            (27.1)          (24.2)
Direct costs:
   Contract costs (as a % of
      contract revenue)................    65.5           65.9              65.2          65.3             12.8            17.5
   Cost of product sales (as a %
      of product sales)................    95.9           96.6              96.7          96.7            (68.0)          (63.7)
      Total direct costs (as a %
         of total revenue).............    72.2           81.2              72.9          81.2            (35.2)          (31.9)
Indirect, general and administrative
   expenses............................    23.5           16.9              23.2          17.2              1.5             2.4
Amortization expense...................     0.3            0.2               0.3           0.2             (3.3)           (1.4)
Operating income.......................     4.0            1.7               3.6           1.4             74.1           101.9
Interest expense.......................     0.7            1.0               0.7           1.5            (46.4)          (65.2)
Equity in earnings of affiliate .......      --            0.0                --           0.0              (A)            (A)
Gain (loss) on sale of investments.....      --           (0.4)               --           0.4              (A)            (A)
Income from continuing operations
   before income taxes.................     3.3            0.3               2.9           0.3            763.6           709.8
Income tax expense.....................     1.4            0.1               1.3           0.1            840.1           783.7
Income from continuing operations......     1.9            0.2               1.6           0.2            712.7           660.8
Loss from discontinued operations, net.    (0.2)          (0.1)             (0.1)         (0.1)           121.8             8.4
Net income.............................     1.7            0.1               1.5           0.1          1,045.2         1,060.0


--------------------------
     (A)  There was no expense or income in the comparison period.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

     During the three months ended September 30, 1999, there was a net decrease in revenue of $23.8 million, or 27.1%, from the three months ended September 30, 1998. Contract revenue increased $5.9 million and was offset by a decrease of $29.7 million attributable to product sales. The decrease in product sales was primarily due to the sale to Government Technology Services, Inc. ("GTSI") of substantially all of the Product Reselling Business (the "GTSI Transaction"). Included in product sales during the three months ended September 30, 1998 was $28.6 million of revenue resulting from certain contracts awarded to

BTG's Product Reselling Business in a prior year which were subcontracted to GTSI as part of the GTSI Transaction (the "Royalty Contracts"). During fiscal 1999, the Company entered into an agreement to novate these contracts to GTSI. In the three months ended September 30, 1999, approximately 90.4% of the Company's revenue was derived from contracts or subcontracts with and product sales to the Government, as compared with 93.6% for the three months ended September 30, 1998.

     Direct costs, expressed as a percentage of total revenue, decreased from 81.2% for the three months ended September 30, 1998 to 72.2% for the three months ended September 30, 1999, primarily due to the higher percentage of contract-related business. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue decreased slightly from 65.9% in the three months ended September 30, 1998 to 65.5% in the three months ended September 30, 1999. Cost of product sales as a percentage of product sales also decreased slightly from 96.6% in the three months ended September 30, 1998 to 95.9% in the three months ended September 30, 1999. Included in cost of product sales for the three months ended September 30, 1999 was a $325,000 addition to the Company's reserve for anticipated warranty costs. This warranty reserve is related to computer hardware products sold by the Company's product reselling division prior to the GTSI Transaction.

     Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended September 30,1999 increased $215,000, or 1.5%, from the same period in 1998. This increase was due primarily to incremental expenses associated with the acquisition of STAC. Expressed as a percentage of total revenues, indirect, general and administrative expenses increased for the three months ended September 30, 1999 to 23.5% from 16.9% in the three months ended September 30, 1998, principally due to the decreased proportion of total revenue derived from product sales. As a percentage of contract revenues, these costs decreased during the three months ended September 30, 1999 from 33.8% to 30.2% when compared to the three months ended September 30, 1998.

     Amortization expense during the three months ended September 30, 1999, which includes the amortization of goodwill and other intangible assets, remained fairly consistent with the amount reported in the comparable period of the prior year.

     Interest expense for the three months ended September 30, 1999 decreased by $388,000 or 46.4%, from the comparable period of the prior year. This decrease was due to a lower average balance outstanding under the Company's line of credit facility. Cash used to reduce outstanding debt was primarily generated from the collection of outstanding receivables. Principally as a result of the GTSI Transaction, the Company's working capital requirements have been significantly reduced when compared to the prior year.

     Income tax expense, as a percentage of income from continuing operations before income taxes, increased to 43.5% in the three months ended September 30, 1999, from 40.1% in the comparable period of the prior year.

     The Company recognized a loss of $116,000, net of income taxes, during the three-month period ended September 30, 1999 from the final disposal of the Company's retail computer store outlet.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1998

     During the six months ended September 30, 1999, the Company experienced a net decrease in revenues of $41.5 million, or 24.2%, as compared with the six months ended September 30, 1998. A contract revenue increase of $14.8 million was offset by a decrease of $56.3 million attributable to product sales.

The decrease in product sales was primarily due to the GTSI Transaction. Included in product sales during the six months ended September 30, 1998 was $62.7 million of revenue resulting from the Royalty Contracts. In the six months ended September 30, 1999, approximately 92.7% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 94.3% for the six months ended September 30, 1998.

     Direct costs, expressed as a percentage of total revenues, decreased from 81.2% for the six months ended September 30, 1998 to 72.9% for the six months ended September 30, 1999. Contract costs as a percentage of contract revenue were virtually unchanged at 65.3% in the six months ended September 30, 1998 versus 65.2% in the six months ended September 30, 1999. Cost of product sales as a percentage of product sales also were constant, increasing slightly from 96.4% in the six months ended September 30, 1998 to 96.7% in the six months ended September 30, 1999 due. Included in cost of product sales for the six months ended September 30, 1999 was a $778,000 addition to the Company's reserve for anticipated warranty costs. This warranty reserve is related to computer hardware products sold by the Company's product reselling division prior to the GTSI Transaction.

     Indirect, general and administrative expenses for the six months ended September 30, 1999 increased by $705,000, or 2.4%, from the same period in 1998. This increase was primarily due to incremental expenses associated with the acquisition of STAC. Expressed as a percentage of total revenues, indirect, general and administrative expenses increased for the six months ended September 30, 1999 to 23.2% from 17.2% in the six months ended September 30, 1998. This increase is principally due to the decreased proportion of total revenue derived from product sales. As a percentage of contract revenues, these costs decreased during the six months ended September 30, 1999 from 35.4% to 30.8% when compared to the three months ended September 30, 1998.

     Amortization expense was relatively unchanged when comparing the six months ended September 30, 1999 to the same period for 1998.

     Interest expense for the six months ended September 30, 1999 decreased by $1.6 million, or 65.2%, from the comparable period of the prior year. This decrease was due to a significantly lower average balance outstanding under the Company's line of credit facility. Cash used to reduce outstanding line of credit borrowings was primarily generated from the collection of outstanding receivables. Due to the GTSI Transaction, receivables which were generated by the Company's Product Reselling Business were not replaced with new receivables and, thus, the collection of these amounts resulted in a permanent decrease to the Company's working capital needs.

     Income tax expense, as a percentage of income from continuing operations before income taxes, was 43.5% in the six months ended September 30, 1999, as compared to 39.9% for the comparable period of the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash of $254,000 was provided by operating activities during the six months ended September 30, 1999. This largely resulted from an increase in outstanding receivables of $8.4 million, offset by net income of $2.0 million, depreciation and amortization of $1.1 million, and increases in accounts payable and accrued expenses of $5.2 million, all of which are reflective of the Company's increased contract revenue volumes.

     Investing activities used cash of approximately $3.0 million during the six months ended September 30, 1999, all of which related to the purchase of property and equipment. This was principally attributable to the Company's implementation of an enterprise-wide financial information system. External direct costs of materials and services and payroll-related costs of employees working on development of the software system portion of the project are being capitalized. During the six-month period ended September 30, 1999, approximately $2.3 million of costs associated with the acquisition and development of the system have been capitalized. The Company believes that the system will be fully implemented and in use during the quarter ending December 31, 1999.

     During the six months ended September 30, 1999, the Company's financing activities provided cash of approximately $2.8 million. This resulted primarily from $4.2 million in borrowings under the Company's revolving line of credit facility offset by $1.3 million used to reduce outstanding promissory notes payable and $349,000 used for the purchase of treasury stock. In addition, the Company received proceeds of $194,000 from the issuance of common stock under certain employee benefit plans.

     As of September 30, 1999, working capital was $30.8 million, compared to $26.9 million at March 31, 1999. At September 30, 1999, the Company had approximately $11.0 million available for borrowing under its revolving line of credit facility. The Company believes that funds available under its credit facility will be sufficient to fund the Company's cash requirements for the next 12 months.

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

     The Company has reviewed its internal operations, including the physical plant, computer programs, and other systems on which its operations rely. Based on this assessment, an action plan has been developed. It includes obtaining supplier certifications, obtaining and installing vendor-provided software upgrades, and replacing affected systems where necessary. Specifically, the core financial system utilized by the Company was not Y2K compliant and during fiscal 1999, the system was upgraded to a Y2K compliant version. This upgrade included vendor supplied applications, new versions of operating systems, and new hardware. Full end-to-end system tests were conducted and discrepancies corrected. It should be noted that the Company's fiscal 2000 began on April 1, 1999 and the upgraded accounting system has had no Y2K related problems. The cost of this upgrade was included in the normal, annual maintenance expenses for the system. Other corporate systems have been evaluated to determine appropriate courses of action. Embedded systems (principally security systems) have been examined and upgraded to Y2K compliant versions. The Company completed remediation of all critical internal systems in September 1999.

     In the ordinary course of its business, the Company spends a portion of its information technology budget on maintenance and upgrades to its corporate information technology infrastructure. During fiscal 1999, the Company incurred an additional $126,000 for specific Year 2000 remediation, out of a total information technology budget of $5.2 million. These costs were expensed as incurred. The estimate for Year 2000 remediation, in addition to ordinary information technology expenses, for fiscal 2000 is $261,000, out of a total information technology budget of $6.2 million. This figure has been revised downward from the previous quarterly estimate due to lower than anticipated costs for server and desktop remediation. A portion of this amount will be used to acquire capital equipment which would not otherwise have been purchased until a future period.

     The Company believes there is a risk that other parties with whom it deals may be relying on systems that could experience Year 2000 problems. This includes the Company's largest customer, the Government, whose Year 2000 remediation efforts are known to be underway. Based on information currently available, the Company does not believe it will be materially adversely affected by the Year 2000 problems of the Government or its other customers. It should be noted that should Y2K noncompliance by the Government or any other customer disrupt the Company's receipt of payments, the Company would expect to increase its short-term borrowings, which could materially increase the Company's interest expenses. In addition, there is a risk that customers will reduce funding on contracts awarded to the Company in order to fund Year 2000 remediation. To the extent the Company is not the provider of that remediation, this would affect the Company's revenues.

     The Company has taken steps to assure itself that the financial institutions, utilities, and service providers with whom it deals will not experience Year 2000 problems that would materially adversely affect the Company. In addition, the Company has obtained commitments from suppliers of products for resale that such products will be Y2K compliant. Although the Company believes that essential operations and services will not be affected, any failures or delays could disrupt the Company's business and cause it to incur substantial expense.

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

     There can be no assurances that the Company will not experience delay in, or increased cost associated with, the implementation of its Year 2000 remediation plan, and the Company's inability to implement such plan could have an adverse effect on future results of operations. In addition, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are comprised of third party software, third party hardware that contains embedded software, and the Company's own branded-products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., providers of electricity, phone service, water transport, etc.), and (iv) the inability of the Government or any other customer to make timely payments on Company invoices. The Company is continuing to prepare its contingency planning, which will include among other things, manual "workarounds" for software and hardware failures, as well as substitution of systems, if necessary.

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

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

          At the Company's Annual Meeting of Shareholders held on September 9, 1999, the following proposals were adopted by the margins indicated:

          1.   To elect two nominees for Director:
                                         For           Withheld Authority

               Ruth M. Davis          7,603,430             113,776

               Raymond T. Tate        7,605,905             111,301

               The following Directors continued their terms of office: Edward
               H. Bersoff, Alan G. Merten, Ronald L. Turner, Donald M. Wallach, and Earle C. Williams.

          2. To approve amendments to the Directors Stock Option Plan to increase the number of option shares issuable per year to each eligible director to 2,500 and to increase the option price from the fair market value of the stock on the date of the grant to 110% of such fair market value:

                    For                                      5,227,747
                    Against                                    722,355
                    Abstain                                  1,709,186


          3. To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending March 31, 2000:

                    For                                      7,701,103
                    Against                                      9,340
                    Abstain                                      6,763

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

     10.1 Amended and Restated Directors Stock Option Plan.

     11   Statement regarding computation of per share earnings.

     27   Financial data schedule.

     B.   REPORTS ON FORM 8-K

          August 4, 1999         BTG reported that KPMG LLP's appointment as
          August 20, 1999        certifying accountants was terminated and
                                 Deloitte & Touche LLP was engaged as certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999



                                      /s/ Todd A. Stottlemyer
                                      ------------------------------------------
                                      Todd A. Stottlemyer
                                      Duly Authorized Signatory and
                                      Chief Financial and Administrative Officer