Form 10-Q
period 1999-12-31
BTG INC /VA/
filed 2000-02-14
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER: 0-25094

                                    BTG, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   VIRGINIA                                                   54-1194161
-----------------------------------------------            ----------------------------------------------
       (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

3877 FAIRFAX RIDGE ROAD, FAIRFAX, VIRGINIA                           22030-7448
-------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (703) 383-8000
                                                          ---------------------


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

          CLASS                             OUTSTANDING AT FEBRUARY 7, 2000
-----------------------------         ------------------------------------------

       COMMON STOCK                                   8,994,632

                                    BTG, INC.

                               INDEX TO FORM 10-Q

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                    ------------
PART I.           FINANCIAL INFORMATION

   Item 1.           Financial Statements

                        Consolidated Interim Balance Sheets, December 31,
                             1999 (unaudited) and March 31, 1999                                          3

                        Consolidated Interim Statements of Operations for the
                             three months ended December 31, 1999 and 1998 and
                             the nine months ended December 31, 1999 and 1998 (unaudited)                 4

                        Consolidated Interim Statements of Cash Flows for the nine
                             months ended December 31, 1999 and 1998 (unaudited)                          5

                        Notes to Consolidated Interim Financial Statements (unaudited)                    6


   Item 2.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                              7-12

PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                       13

   Item 2.        Changes in Securities                                                                   13

   Item 3.        Defaults Upon Senior Securities                                                         13

   Item 4.        Submission of Matters to a Vote of Security Holders                                     13

   Item 5.        Other Information                                                                       13

   Item 6.        Exhibits and Reports on Form 8-K                                                        13-14

SIGNATURES                                                                                                15

PART I.           FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                       CONSOLIDATED INTERIM BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              DECEMBER 31,              MARCH 31,
                                                                                                 1999                     1999
                                                                                           ---------------          ---------------
                                             ASSETS                                          (unaudited)
Current assets:
  Receivables, net....................................................................     $        65,742          $        53,281
  Inventory, net......................................................................                 153                      378
  Prepaid expenses....................................................................               1,595                    2,786
  Other...............................................................................               4,675                    4,846
                                                                                           ---------------          ---------------
     Total current assets.............................................................     $        72,165          $        61,291
                                                                                           ---------------          ---------------

Property and equipment, net...........................................................               8,620                    5,202
Goodwill, net.........................................................................              14,687                   15,211
Restricted investments................................................................               6,429                    6,429
Notes receivable......................................................................               1,750                    1,500
Other ................................................................................                 878                      744
                                                                                           ---------------          ---------------
                                                                                           $       104,529          $        90,377
                                                                                           ===============          ===============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt................................................     $         --             $         1,700
  Accounts payable....................................................................              14,939                   18,203
  Accrued expenses....................................................................              13,337                   11,050
  Income taxes currently payable......................................................               1,287                      309
  Other...............................................................................               4,267                    3,134
                                                                                           ---------------          ---------------
      Total current liabilities.......................................................     $        33,830          $        34,396

Line of credit........................................................................              31,066                   17,666
Other liabilities.....................................................................               1,147                    2,304
                                                                                           ---------------          ---------------
     Total liabilities................................................................     $        66,043          $        54,366
                                                                                           ---------------          ---------------

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no shares
   issued or outstanding..............................................................     $         --             $         --
  Common stock, no par value, 20,000,000 shares authorized; 8,837,487 and 8,852,205 shares issued and outstanding at December 31, 1999 and
   March 31, 1999, respectively, net of reacquired shares held in treasury............              55,166                   54,860
  Accumulated deficit.................................................................             (15,370)                 (18,534)
  Treasury stock, at cost, 196,100 and 53,000 shares at December 31, 1999
   and March 31, 1999 respectively....................................................              (1,310)                    (315)
                                                                                           ---------------          ---------------
     Total shareholders' equity.......................................................     $        38,486          $        36,011
                                                                                           ---------------          ---------------
                                                                                           $       104,529          $        90,377
                                                                                           ===============          ===============



      See notes to consolidated interim financial statements (unaudited).

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               DECEMBER 31,                      DECEMBER 31,
                                                       --------------------------        --------------------------
                                                          1999             1998             1999             1998
                                                       ---------        ---------        ---------        ---------
Revenues:
  Contract revenue .............................       $  48,248        $  40,513        $ 146,613        $ 124,086
  Product sales ................................          11,100           43,518           42,982          131,708
                                                       ---------        ---------        ---------        ---------
                                                          59,348           84,031          189,595          255,794

Direct costs:
  Contract costs ...............................          31,682           25,931           95,830           80,507
  Cost of product sales ........................          10,261           42,233           41,087          127,206
                                                       ---------        ---------        ---------        ---------
                                                          41,943           68,164          136,917          207,713

Indirect, general and administrative expenses ..          14,750           13,060           45,000           42,605
Amortization expense ...........................             177              145              525              498
Restructuring charges ..........................              --            1,532               --            1,532
                                                       ---------        ---------        ---------        ---------
                                                          56,870           82,901          182,442          252,348

Operating income ...............................           2,478            1,130            7,153            3,446
Interest expense, net ..........................            (471)            (787)          (1,348)          (3,305)
Gain on sales of investments, net ..............              --              640               --            1,287
Unusual charge .................................              --           (1,201)              --           (1,201)
Other expenses .................................              --             (179)              --             (155)
                                                       ---------        ---------        ---------        ---------
Income (loss) from continuing operations
   before income taxes .........................           2,007             (397)           5,805               72
Income tax expense (benefit) ...................             873             (177)           2,525               10
                                                       ---------        ---------        ---------        ---------

Income (loss) from continuing operations .......           1,134             (220)           3,280               62

Loss from discontinued operations,
   net of income taxes .........................              --              (48)            (116)            (155)
                                                       ---------        ---------        ---------        ---------


Net income (loss) ..............................       $   1,134        $    (268)       $   3,164        $     (93)
                                                       =========        =========        =========        =========


Basic earnings (loss) per share:
Income (loss) from continuing operations .......       $    0.13        $   (0.02)       $    0.36        $    0.01
Loss from discontinued operations ..............              --            (0.01)              --            (0.02)
                                                       ---------        ---------        ---------        ---------
Net income (loss) ..............................       $    0.13        $   (0.03)       $    0.36        $   (0.01)
                                                       =========        =========        =========        =========

Diluted earnings (loss) per share:
Income (loss) from continuing operations .......       $    0.13        $   (0.02)       $    0.35        $    0.01
Loss from discontinued operations ..............              --            (0.01)              --            (0.02)
                                                       ---------        ---------        ---------        ---------
Net income (loss) ..............................       $    0.13        $   (0.03)       $    0.35        $   (0.01)
                                                       =========        =========        =========        =========



Weighted average shares outstanding (used in
   the calculation of basic per share results) .           8,839            8,796            8,839            8,760
                                                       =========        =========        =========        =========

Weighted average shares outstanding (used in
   the calculation of diluted per share results)           9,029            8,796            8,982            8,760
                                                       =========        =========        =========        =========


      See notes to consolidated interim financial statements (unaudited).

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                ------------------------
                                                                                  1999            1998
                                                                                --------        --------
Cash flows from operating activities:
Net income (loss) .......................................................       $  3,164        $    (93)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Loss on discontinued operations .......................................            116             155
  Depreciation and amortization .........................................          1,643           1,758
  Deferred income taxes .................................................             --            (380)
  Reserves for accounts receivable and inventory ........................            357           1,479
  Loss on sale or disposal of property and equipment ....................             84              --
  Gain on sale of investments ...........................................             --          (1,287)
  Unusual charge ........................................................             --           1,706
  Equity in earnings of unconsolidated affiliate ........................             --             (24)
  Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
   (Increase) decrease in receivables ...................................        (12,728)         68,134
   (Increase) decrease in inventory .....................................           (116)          1,012
   (Increase) decrease in income taxes receivable .......................             12           8,994
   (Increase) decrease in prepaid expenses and other current assets .....          1,350           3,397
   (Increase) decrease in other assets ..................................           (182)            346
   Increase (decrease) in accounts payable ..............................         (3,264)        (57,196)
   Increase (decrease) in accrued expenses ..............................          2,287          (1,219)
   Increase (decrease) in other liabilities .............................          1,035          (1,702)
                                                                                --------        --------
      Net cash provided by (used in) operating activities of
             continuing operations ......................................         (6,242)         25,080
      Net cash provided by (used in) discontinued operations ............            135            (274)
                                                                                --------        --------

                  Net  cash provided by (used in) operating activities ..       $ (6,107)       $ 24,806
                                                                                --------        --------

Cash flows from investing activities:
  Purchases of property and equipment ...................................         (4,573)           (466)
  Purchases of notes receivable .........................................           (250)             --
  Proceeds from sale of investments .....................................             --          26,108
                                                                                --------        --------
                  Net cash provided by (used in) investing activities ...       $ (4,823)       $ 25,642
                                                                                --------        --------

Cash flows from financing activities:
  Net advances (repayments) under line of credit ........................         13,400         (36,871)
  Principal payments on long-term debt and capital lease obligations ....         (1,781)        (15,070)
  Proceeds from the issuance of common stock ............................            306           1,807
  Purchase of treasury stock ............................................           (995)           (314)
                                                                                --------        --------
                   Net cash provided by (used in) financing activities ..       $ 10,930        $(50,448)
                                                                                --------        --------

Increase (decrease) in unrestricted cash and equivalents ................             --              --
Unrestricted cash and equivalents, beginning of period ..................             --              --
                                                                                --------        --------


Unrestricted cash and equivalents, end of period ........................       $     --        $     --
                                                                                ========        ========



      See notes to consolidated interim financial statements (unaudited).

                           BTG, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The consolidated interim financial statements included herein have been prepared by BTG, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1999. The results of operations for the nine-month period ended December 31, 1999, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2000.

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

      Under Statement 131, the Company had two reportable segments in its prior fiscal year. The segment which resulted from the Company's product reselling division, however, had no operating activity in the three-month and nine-month periods ended December 31, 1999. Accordingly, there are no interim period disclosure requirements relevant to the financial reporting periods ended December 31, 1999. Due to the divestiture of this product reselling division in February 1998, the Company anticipates that there will be no future operating activity in this reportable segment.

3.     PROPERTY AND EQUIPMENT

       In March 1999, the Company began implementing an enterprise-wide financial information system. External direct costs of materials and services and payroll-related costs of employees working on development of the software system portion of the project have been capitalized. Training costs and costs to reengineer business processes have been expensed as incurred. During the nine-month period ended December 31, 1999, approximately $4 million of costs associated with the acquisition and development of the system have been capitalized. The development of the system was completed during the three-month period ended December 31, 1999 and the system was placed into operation. Accordingly, the Company began amortizing the associated capitalized costs over the estimated useful life of the asset, ten years.

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

RESULTS OF OPERATIONS

      The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:

                                                                                                   % PERIOD-TO-PERIOD
                                                            PERCENTAGE OF REVENUE             INCREASE (DECREASE) OF DOLLARS
                                              ---------------------------------------------   ------------------------------
                                                                                                THREE MONTHS   NINE MONTHS
                                                THREE MONTHS ENDED        NINE MONTHS ENDED       ENDED DEC.    ENDED DEC.
                                                    DECEMBER 31,             DECEMBER 31,          31, 1999      31, 1999
                                              ---------------------     -------------------      COMPARED TO   COMPARED TO
                                                                                                THREE MONTHS   NINE MONTHS
                                                                                                  ENDED DEC.    ENDED DEC.
                                                1999         1998         1999         1998       31, 1998      31, 1998
                                              -------      -------      --------     -------  --------------  --------------
Revenue:
   Contract revenue.......................      81.3%        48.2%        77.3%        48.5%        19.1%         18.2%
   Product sales..........................      18.7         51.8         22.7         51.5        (74.5)        (67.4)
      Total revenue.......................     100.0        100.0        100.0        100.0        (29.4)        (25.9)
Direct costs:
   Contract costs (as a % of
      contract revenue)...................      65.7         64.0         65.4         64.9         22.2          19.0
   Cost of product sales (as a %
      of product sales)...................      92.4         97.0         95.6         96.6        (75.7)        (67.7)
      Total direct costs (as a %
         of total revenue)................      70.7         81.1         72.2         81.2        (38.5)        (34.1)
Indirect, general and administrative
   expenses...............................      24.9         15.5         23.7         16.7         12.9           5.6
Amortization expense......................       0.3          0.2          0.3          0.2         22.1           5.4
Restructuring charges.....................       --           1.8          --           0.6         (B)           (B)
   Operating income.......................       4.2          1.3          3.8          1.3        119.3         107.6
Interest expense..........................       0.8          0.9          0.7          1.3        (40.2)        (59.2)
Gain on sales of investments, net.........       --           0.8          --           0.5         (B)           (B)
Unusual charge............................       --           1.4          --           0.5         (B)           (B)
Other expenses............................       --           0.2          --           0.1         (B)           (B)
   Income/loss from continuing
      operations before income taxes......       3.4          0.5          3.1          (A)        605.5          (C)
Income tax expense/benefit................       1.5          0.2          1.3          (A)        593.2          (C)
   Income/loss from continuing
      operations..........................       1.9          0.3          1.7          (A)        615.5          (C)
Loss from discontinued operations, net....       --           0.1          0.1          (A)         (B)          (25.2)
   Net income/loss........................       1.9          0.3          1.7          (A)        523.1          (C)

-----------------------------------------------
     (A) This percentage is less than 0.05%.
     (B) There was no expense or income for this item in the comparison period.
     (C) The percentage year-to-year increase is in excess of 1000%.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

      During the three months ended December 31, 1999, there was a net decrease in revenue of $24.7 million, or 29.4%, from the three months ended December 31, 1998. Contract revenue increased $7.7 million and was offset by a decrease of $32.4 million attributable to product sales. The increase in contract revenue was due to the award of new contracts and to revenue generated from contracts acquired in connection with the acquisition of STAC, Inc. ("STAC") in January 1999. The decrease in product sales was primarily due to the sale, in February 1998, to Government Technology Services, Inc. ("GTSI") of substantially all of the Product Reselling Business (the "GTSI Transaction"). Included in product sales during the three months ended December 31, 1998 was $30.7 million of revenue resulting from certain contracts awarded to BTG's Product Reselling Business in a prior year which were subcontracted to GTSI as part of the GTSI Transaction (the "Royalty Contracts"). In February 1999, the Company entered into an agreement to novate these contracts to GTSI. In the three months ended December 31, 1999, approximately 91.4% of the Company's revenue was derived from contracts or subcontracts with and product sales to the Government, as compared with 92.9% for the three months ended December 31, 1998.

      Direct costs, expressed as a percentage of total revenue, decreased from 81.1% for the three months ended December 31, 1998 to 70.7% for the three months ended December 31, 1999, primarily due to the higher percentage of contract-related business. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue increased slightly from 64.0% in the three months ended December 31, 1998 to 65.7% in the three months ended December 31, 1999. Cost of product sales as a percentage of product sales decreased from 97.0% in the three months ended December 31, 1998 to 92.4% in the three months ended December 31, 1999 principally as the result of the product sales revenue recognized from the Royalty Contracts in the three months ended December 31, 1998. BTG received a fee of approximately 1% on sales made under the Royalty Contracts.

      Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development. Indirect, general and administrative expenses for the three months ended December 31, 1999 increased $1.7 million, or 12.9%, from the same period in 1998. This increase was due, in large part, to the additional indirect expenses associated with STAC's operations. Expressed as a percentage of total revenues, indirect, general and administrative expenses increased for the three months ended December 31, 1999 to 24.9% from 15.5% in the three months ended December 31, 1998, principally due to the decreased proportion of total revenue derived from product sales. Indirect, general and administrative expenses, when compared to the three months ended September 30, 1999, decreased by approximately $290,000 during the three months ended December 31, 1999. As a percentage of contract revenue, these costs decreased during the three months ended December 31, 1999 from 32.2% to 30.6% when compared to the three months ended December 31, 1998.

      Amortization expense, which includes the amortization of goodwill and other intangible assets, increased $32,000 during the three months ended December 31, 1999 as compared with the comparable period of the prior year. This slight increase was due to additional goodwill recorded in connection with the acquisition of STAC offset by the expiration of the amortization periods for certain other intangible assets.

      Interest expense for the three months ended December 31, 1999 decreased by $316,000 or 40.2%, from the comparable period of the prior year. This decrease was due to a lower average balance outstanding under the Company's line of credit facility. Cash used to reduce outstanding debt was primarily generated from the collection of outstanding receivables. Principally as a result of the GTSI Transaction, the Company's working capital requirements have been significantly reduced when compared to the prior year.

      Income tax expense, as a percentage of income from continuing operations before income taxes, was 43.5% in the three months ended December 31, 1999. Due to the pre-tax loss experienced by the Company in the three months ended December 31, 1998, the Company experienced an income tax benefit, which as a percentage of the loss from continuing operations before income taxes, was 44.6%.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1998

      During the nine months ended December 31, 1999, the Company experienced a net decrease in revenues of $66.2 million, or 25.9%, as compared with the nine months ended December 31, 1998. A contract revenue increase of $22.5 million was offset by a decrease of $88.7 million in product sales. The decrease in product sales was primarily due to the GTSI Transaction. Included in product sales during the nine months ended December 31, 1998 was $93.6 million of revenue resulting from the Royalty Contracts. In the nine months ended December 31, 1999, approximately 92.5% of the Company's revenues were derived from contracts or subcontracts with and product sales to the Government, as compared with 93.1% for the nine months ended December 31, 1998.

      Direct costs, expressed as a percentage of total revenues, decreased from 81.2% for the nine months ended December 31, 1998 to 72.2% for the nine months ended December 31, 1999. Contract costs as a percentage of contract revenue increased slightly to 65.4% in the nine months ended December 31, 1999 from 64.9% in the nine months ended December 31, 1998. Cost of product sales as a percentage of product sales decreased slightly from 96.6% in the nine months ended December 31, 1998 to 95.6% in the nine months ended December 31, 1999. The increase in gross margins from product sales is attributable to the significant amount of revenue derived from the Royalty Contracts in the fiscal 1999 period for which BTG earned gross margins of approximately 1% offset by additional product warranty costs recorded during the fiscal 2000 period. Included in cost of product sales for the nine months ended December 31, 1999 was a $778,000 addition to the Company's reserve for anticipated warranty costs. This warranty reserve is related to computer hardware products sold by the Company's product reselling division prior to the GTSI Transaction.

      Indirect, general and administrative expenses for the nine months ended December 31, 1999 increased by $2.4 million, or 5.6%, from the same period in 1998. This increase was due, in large part, to the additional indirect expenses associated with STAC's operations. Expressed as a percentage of total revenues, indirect, general and administrative expenses increased for the nine months ended December 31, 1999 to 23.7% from 16.7% in the nine months ended December 31, 1998. This increase is principally due to the decreased proportion of total revenue derived from product sales. As a percentage of contract revenue, these costs decreased during the nine months ended December 31, 1999 from 34.3% to 30.7% when compared to the nine months ended December 31, 1998.

      Amortization expense was relatively unchanged when comparing the nine months ended December 31, 1999 to the same period for 1998.

      Interest expense for the nine months ended December 31, 1999 decreased by $2.0 million, or 59.2%, from the comparable period of the prior year. This decrease was due to a significantly lower average balance outstanding under the Company's working capital line of credit facility. Cash used to reduce outstanding line of credit borrowings was primarily generated from the collection of outstanding receivables. Due to the GTSI Transaction, receivables which were generated by the Company's Product Reselling Business were not replaced with new receivables and, thus, the collection of these amounts resulted in a permanent decrease to the Company's working capital needs. In addition, the decrease to the Company's interest costs during the nine months ended December 31, 1998, as compared to the same period of 1998, was offset by the financing costs associated with debt issued in connection with the acquisition of STAC.

      Income tax expense, as a percentage of income from continuing operations before income taxes, was 43.5% in the nine months ended December 31, 1999. The Company's effective tax rate is dependent on a variety of factors including statutory income tax rates established by regulatory authorities and certain of the Company's expenses which are not deductible for tax return purposes. The effective tax rate of the Company for the nine months ended December 31, 1999 differs from applicable statutory tax rates principally as the result of non-deductible amortization expense.

      The Company recognized a loss of $116,000, net of income taxes, during the nine months ended December 31, 1999 from the final disposal of the Company's retail computer store outlet.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash of $6.1 million was used in operating activities during the nine months ended December 31, 1999. This largely resulted from an increase in outstanding receivables of $12.7 million and a net decrease of $1.0 million in accounts payable and accrued expenses, offset by net income of $3.2 million, depreciation and amortization of $1.6 million, and a decrease in prepaid expenses and other current assets of $1.4 million.

     Investing activities used cash of approximately $4.8 million during the nine months ended December 31, 1999, $4.6 million of which related to the purchase of property and equipment. This was principally attributable to the Company's implementation of an enterprise-wide financial information system. External direct costs of materials and services and payroll-related costs of employees working on development of the software system portion of the project have been capitalized. During the nine-month period ended December 31, 1999, approximately $4.0 million of costs associated with the acquisition and development of the system have been capitalized. The development of the system was completed during the three-month period ended December 31, 1999 and the system was placed into operation.

      During the nine months ended December 31, 1999, the Company's financing activities provided cash of approximately $10.9 million. This resulted primarily from $13.4 million of additional borrowings under the Company's revolving line of credit offset by $1.8 million used to reduce outstanding promissory notes payable and $1.0 million used in the purchase of treasury stock. In addition, the Company received proceeds of $306,000 from the issuance of common stock under certain employee benefit plans.

      As of December 31, 1999, working capital was $38.3 million, compared to $26.9 million at March 31, 1999. At December 31, 1999, the Company had approximately $11.0 million available for borrowing under its revolving line of credit facility. The Company believes that funds available under its credit facility will be sufficient to fund the Company's cash requirements for the next 12 months.

YEAR 2000 COMPLIANCE

      The Year 2000 (or "Y2K") problem arises from the standard use of two digit fields to hold the (four digit) year in a date. The scope of the Y2K problem goes beyond simply "fixing" the calendar so that it rolled over correctly on December 31, 1999. In many systems, the two-digit year field with the characters "99" triggers special logic. This was a standard and accepted practice for decades. The problem also includes leap year calculations, specialized clock functions (i.e., Global Positioning System), and embedded systems. Embedded systems can be looked at as computer chips or automated devices involving software, microcode, firmware, and EPROM program code. These automated devices typically perform their intended functions over long periods of time without error, unless there is a physical defect in the code. Typical systems that contain embedded software are fire suppression systems, security systems, elevator control, lighting management systems, and telephone systems. Virtually every item that uses electricity is a possible candidate for a Year 2000 problem.

      Systems that do not properly recognize date-related information could, among other things, fail to operate, operate incorrectly, or fail to exchange data properly with other systems. This could result in system failures and the disruption of business operations. During the two-year period prior to December 31, 1999, the Company established a Year 2000 Committee to analyze the potential impact of this issue to the Company's systems, to lead the Company's efforts to achieve Y2K compliance, and to advise senior management on the related risks and solutions. The Committee completed a number of assessments, gathered relevant information, conducted system tests, and followed through on plans to address the Year 2000 problem. While the Company has experienced no negative effects attributable to the Y2K problem subsequent to December 31, 1999 to either its internal systems, to systems that it developed for customers, or as a result of the Year 2000 remediation efforts of other parties with whom it deals, management expects to continue its monitoring and analysis of the Y2K matter into the first quarter of calendar 2000.

      While the risks associated with the Y2K problem appear to have been greatly diminished, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are comprised of third party software, third party hardware that contains embedded software, and the Company's own branded-products. Management of the Company, however, does not believe that a material adverse effect from the Y2K problem is likely.

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

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three-month period ended December 31, 1999.

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

     27   Financial data schedule.

     B.   REPORTS ON FORM 8-K

          December 23, 1999   BTG reported that its Board of Directors
                              authorized an amendment to the outstanding shareholder rights agreement which increased the shareholder ownership threshold for Heartland
                              Advisors, Inc. to 1,950,000 shares of Company common stock in order to permit Heartland to make open market purchases of additional shares without being deemed an "Acquiring Person" under the terms of the shareholder rights agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 14, 2000

                                   /s/ Todd A. Stottlemyer
                                   ----------------------------------------
                                   Todd A. Stottlemyer
                                   Duly Authorized Signatory and
                                   Chief Financial and Administrative Officer