Form 10-K405
period 2000-03-31
BTG INC /VA/
filed 2000-06-29
CIK 932279

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

                           Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based upon the closing price of the registrant's common stock as of June 14, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant is $39,265,425*.

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:
                              Class: Common Stock.

                Outstanding at June 14, 2000: 9,010,998 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART III: PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON SEPTEMBER 6, 2000.
---------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BUSINESS INFORMATION

     References in this Form 10-K to "we," "us," "our" the "Company" and "BTG" mean BTG, Inc. and our subsidiaries and predecessors, unless the context suggests otherwise.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

     BTG is an information systems and technical services company. BTG provides complete solutions to a broad range of the complex systems needs of the United States Government and its agencies and departments (the "Government") and other commercial and state and local government customers. Since BTG was founded in 1982, we have been providing highly sophisticated software-based solutions to our customers, especially those in the Government defense intelligence community.

     BTG's headquarters and executive offices are located at 3877 Fairfax Ridge Road, Fairfax, Virginia 22030-7448, and our telephone number is (703) 383-8000.

COMPANY OPERATIONS

     The Company's services and solutions are focused on four principal areas:

     - Systems Analysis and Consulting -- We help our clients formulate their business strategies for using information technology. We provide technical support to customers that include the U.S. Department of Defense ("DoD"), U.S. Department of Education ("DoEd"), and the Okaloosa County, Florida Board of Education.

     - Solutions Development -- Our engineers provide systems engineering services that include software and applications development, web-enabled solutions development, and knowledge engineering and management support. Our customers for these services include: the U.S. Navy, U.S. Air Force, U.S. Marine Corps, Defense Advanced Research Projects Agency, Federal Aviation Administration ("FAA"), Bell Atlantic, and the Educational Testing Service.

     - Systems Integration -- We provide customers with software and hardware systems integration, network design and architecture assistance. Our customers include the Office of Naval Intelligence and the National Science Foundation.

     - Operations and Support -- We provide clients with a full complement of operational support services, including enterprise support services, network support and administration, helpdesk call center support, and integrated logistical support. Our customers include the U.S. Army Communications and Electronics Command, the U.S. Securities and Exchange Commission ("SEC"), DoEd, and the FAA.

     Prior to fiscal 1999, we operated a division that was responsible for reselling computer hardware and software products (the "Product Reselling Business"), principally to the Government. In February 1998, we entered into an asset purchase agreement with Government Technology Services, Inc. ("GTSI") under which we completed the sale to GTSI of substantially all of the operating assets, contracts and customer orders of the Product Reselling Business (the "GTSI Transaction"). Additionally, during fiscal 2000, the last two product reselling contracts held by the Company were terminated.

     As a result of exiting the product reselling business, we do not expect to have any significant product revenues in the future. In fact, during fiscal 1999 and 2000, the amount of revenues from the sale of products decreased by over 68% each year. During fiscal years 2000 and 1999, BTG's revenues were $249.0 million and $316.4 million, respectively. BTG's net income from continuing operations increased from $2.8 million in fiscal 1999 to $4.6 million in fiscal 2000. Through acquisitions, internal growth of our services business, and successful contract awards, we have increased our participation as a significant provider of information technology systems and solutions to the Government and other commercial and state and local government customers.

     BTG provides engineering and technical services, including web-based systems and solutions, to government and commercial customers. BTG's web-based services and solutions enable us to meet the diverse systems needs of our customers. In response to the growth in Internet commerce, BTG is increasingly providing critical information and network security and e-commerce solutions to our customers. These offerings include secure data transmission, data encryption, intrusion detection, and Public Key Infrastructure ("PKI") and smart card applications. We consider our key competencies to include:

     - Information and network security

     - Electronic commerce

     - Technology in schools

     - Geographic information systems

     - Microsoft(R) services and solutions

     - Modeling, simulation, and training

     - Integrated logistics support

     - Enterprise support services and systems management

     - Remedy(R) services and solutions

CUSTOMERS AND CUSTOMER SUPPORT

     A substantial portion of our revenues comes from contracts with various agencies of the Government, including all four armed forces, the Defense Intelligence Agency, the General Services Administration, the National Security Agency, and many of the civilian Government agencies such as the FAA and the Departments of Education, Commerce, and Justice. In addition, we have performed projects for, or supplied computer hardware, software and integrated systems to, a number of commercial customers, as well as several state and local governments. As of March 31, 2000, BTG was providing services under 352 active Government contracts.

     In fiscal 2000 and 1999, approximately 83% and 92% respectively, of our revenues came from Government contracts. The following table sets forth our estimates of the sources of our revenues in the last two fiscal years:

                                                                FISCAL YEARS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              2000       1999
                                                              -----      -----
                                                                (% OF TOTAL
                                                                 REVENUES)
U.S. Government -- DoD......................................   62%        56%
U.S. Government -- Civilian Agencies........................   21         36
Commercial customers and state and local governments........   17          8

     BTG offers our customers a full range of support services for the systems we develop, and strives to understand thoroughly the environment of the end user of our systems. Our employees work directly with customers throughout each project. This is our way of ensuring that the solutions we provide satisfy our customers' needs. Of major importance to BTG is timely implementation and rapid assistance. BTG provides rapid support and backup, by telephone hotline and in person, for systems in use throughout the world. Our revenues are highly dependent on the Government's demand for the services we offer. Changes in the structure, composition and/or buying patterns of the Government could affect our future operations.

COMPETITIVE FACTORS

     We believe that we have successfully functioned in the Government information technology market since our inception. This market is generally characterized by significant barriers to entry, including highly structured procurement rules and procedures and relatively long sales cycles (often several years). In addition, many contracts in the defense and intelligence areas require that employees have high-level security clearances. BTG believes the following factors enable us to compete effectively in the Government as well as the commercial and state and local government arenas.

     - Teaming Agreements -- An important factor in BTG's ability to maintain our competitive stance is our ability to enter into teaming relationships, in which BTG may be either a prime contractor or subcontractor. The Company maintains teaming relationships with major Government contractors, including General Dynamics, Raytheon, Litton, and Lockheed Martin Corporation. These arrangements enable us to bid on and participate in a greater number of increasingly large and complex procurement projects. Teaming relationships have enabled BTG to secure several Government contracts during the past several years.

     - Strategic Partnerships -- BTG has entered into a number of strategic alliances with software companies including Microsoft, Remedy, and Spyrus, an Internet security company.

     - Security Clearances -- Many of BTG's Government contracts require us to maintain facility security clearances complying with DoD requirements, including Secured Compartmented Information Facilities for the performance of classified work under our contracts. It is costly and time consuming to obtain necessary certifications for this type of space. As of March 31, 2000, approximately 44% of the Company's employees possessed secret or top secret security clearances, which are required for the performance of certain of our contracts. No Company contract has ever been terminated for security reasons.

     - Diversified Customer Relationships -- BTG provides services to a diverse group of customers. Sixty-two percent of BTG's fiscal year 2000 revenues were from defense and intelligence agencies, 21% were from federal civilian, and 17% were from commercial and state and local government customers.

CONTRACT BACKLOG

     BTG's total contract backlog is only a portion of total contract capacity (i.e. the maximum amount that the Government could purchase under its contracts with us) and represents management's estimate of the aggregate revenues that will be earned by us over the life of all of our contracts, including option periods. Because many of our contracts are multi-year contracts and contracts with option years, total contract backlog represents revenues expected to be realized over a number of years into the future. The Company's estimated total contract backlog as of March 31, 2000 and 1999 was $462 million and $589 million, respectively. The reduction in backlog from 1999 to 2000 was a result of discontinuing the last two product reselling IDIQ contracts during the fourth quarter of fiscal 2000. During 1999, we began to differentiate among the following four types of backlog which together constitute total backlog:

     - Negotiated Backlog is the total value of all negotiated and authorized contract work remaining to be performed on existing contracts, plus the work that has been negotiated but not yet authorized. The value of unexercised contract options are excluded from negotiated backlog. We had $99.0 million of negotiated backlog as of March 31, 2000.

     - Funded Backlog is negotiated and authorized backlog for which the customer has secured funding and has indicated that funding is available to us for billing. We had $158.7 million of funded backlog as of March 31, 2000.

     - Options Backlog is the total value of contract options that have been negotiated but for which the customer has not authorized work to begin. We had $33.3 million of options backlog as of March 31, 2000.

     - IDIQ Backlog is the estimated total value of revenue expected to be realized over the remaining life of an existing IDIQ contract. The management of BTG estimates this amount and periodically adjusts the estimate upward or downward based upon actual experience under the applicable IDIQ contract. We had $171.4 million of IDIQ backlog as of March 31, 2000.

The preceding information regarding contract backlog and future revenues to be derived therefrom is forward-looking and is subject to certain risks and uncertainties including, but not limited to, the inherent difficulty of predicting future contract potential, a dependence on the continued funding of Government programs and contract procurements, and the risk of contract termination.

COMPETITION

     In seeking to provide a broad range of services and products that address the complete information technology needs of our customers, we participate, to varying degrees, in multiple segments of the information technology market, including markets for systems engineering, development and integration services. Within each segment, we compete against different firms of varying sizes, with different specializations and skills. Each of the market segments in which we operate is competitive. The number and size of competitors vary among operating groups and within the individual divisions of each group. Frequently, the number and identity of competitors vary even from program to program within a given business area. Many of our competitors are significantly larger and have greater financial resources than us. Some of these competitors are part of large, diversified companies that have access to the financial resources of their parent companies.

     We believe that the principal competitive factors in providing information systems and technical services are management capability, technical understanding, customer satisfaction, past contract performance, personnel qualifications (including security clearances) and price. During our recent history, we have been very successful in securing the exercise of contract option years in our services business. We believe this to be attributable to the strength of our past contract performance and our competitive prices. Further, our senior management team has an extensive number of years of industry-specific technical and managerial experience. As a result, we believe we are able to compete favorably on each of the principal competitive factors within the services business.

     Government contracts are periodically subjected to the competitive bidding process, and we have generally been successful in retaining our incumbent business. In addition, a significant number of the opportunities we pursue are large dollar value procurements. In such cases, in order to enhance our ability to compete, we will often form teams or joint ventures with one or more firms possessing complementary technical skills, which firms may be our competitors in other procurements.

CERTAIN REGULATORY MATTERS

     The nature of our business subjects us to various regulatory restrictions and limitations, including those set forth below.

     - Government Contract Audits and Investigations -- Government contractors are commonly subject to various audits and investigations by Government agencies. Among the agencies that oversee or enforce contract performance are the Defense Contract Audit Agency ("DCAA"), the Inspectors General of the various departments, the Defense Criminal Investigative Service, the General Accounting Office and the Department of Justice. These audits and investigations involve a review of a contractor's performance on its contracts, as well as its pricing practices, costs and compliance with applicable laws, regulations and standards. The DCAA generally audits cost-reimbursable contracts to verify that costs have been properly charged to the Government. Final audits by the DCAA have been completed for BTG's fiscal years through 1997. BTG has not experienced any material adverse effects as a result of these completed audits. Management does not expect the completion of future audits on open years 1998 through 2000 to have a material adverse effect on BTG's consolidated financial position.

     - Export Regulations -- United States law and regulations issued by various agencies of the Government, including but not limited to the Departments of Commerce, Treasury and State, restrict and regulate the export of technology as well as goods and commodities provided by United States businesses to foreign entities and controlled foreign subsidiaries and affiliates. BTG is subject to certain of these regulations with respect to technology developed by the Company which is sold to non-U.S. customers.

EMPLOYEES

     As of March 31, 2000, there were 1,448 employees: 1,314 technical/managerial staff, 114 administrative staff and 20 persons in sales and marketing. We believe that we are competitive in hiring and retaining qualified personnel. We emphasize both technical and leadership training as well as assisting our employees in career development.

     We have a values-based culture and emphasize integrity, teamwork, and customer focus and satisfaction. We require all of our employees to complete training in, and to certify that they understand and will adhere to, BTG's standards of conduct as described in our written code of ethics.

     None of the Company's employees is represented by a labor union. BTG considers our relations with our employees to be good and has not experienced any significant labor problems.

EXECUTIVE OFFICERS

     Set forth below is certain information with respect to the executive and other significant officers of BTG.

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Dr. Edward H. Bersoff                  57    Chairman of the Board, President, and Chief Executive
                                             Officer
Paul G. Leslie                         48    Executive Vice President and Chief Operating Officer
Todd A. Stottlemyer                    36    Executive Vice President and Chief Financial and
                                             Administrative Officer
Randall C. Fuerst                      44    Senior Vice President, Business Incubator
Linda E. Hill                          40    Senior Vice President and Chief Human Development
                                             Officer
Alan W. Jackson                        58    Senior Vice President, Business Development
John Littley, III                      53    Senior Vice President and Chief Information Officer
Robert J. Osterloh                     55    Senior Vice President and General Manager, Defense and
                                             Intelligence Systems
Leslie A. Rose                         53    Senior Vice President and General Manager, Applied
                                             Engineering Solutions
Marilynn D. Bersoff                    52    Corporate Secretary

     Edward H. Bersoff has served as BTG's President, Chief Executive Officer, and Chairman of the Board of Directors since the Company's founding in 1982. From 1975 until 1982, he was employed by CTEC, Inc. ("CTEC"), a provider of systems integration services, serving first as Vice President, then Executive Vice President, and later as President. Previously, he was employed by Logicon, Inc., a provider of advanced technology systems and services to national security, civil and industrial clients, and the National Aeronautics and Space Administration in Cambridge, Massachusetts. Dr. Bersoff has over 30 years of experience in intelligence system development, software, quality assurance, configuration management, corporate management, and management of software product design, development, implementation and maintenance. Dr. Bersoff serves as a director of Phillips Publishing International, Inc., a publishing firm, and Transcrypt International, a telecommunications company. He is the husband of Marilynn D. Bersoff.

     Paul G. Leslie joined BTG in May 1999 as Executive Vice President and Chief Operating Officer. Mr. Leslie was previously Vice President and Deputy General Manager of Federal Information Technology at TRW, Inc. which he joined in 1998 through the acquisition of BDM International, Inc. ("BDM"). At BDM, he was Senior Vice President and General Manager of Systems Development and Integration for four years.

Prior to that, he served as Senior Program Manager of the Commercial Systems Group of Universal Systems, Inc. and as Technical Director of Systems Engineering Development for EDS, Inc.

     Todd A. Stottlemyer joined BTG in May 1998 as Senior Vice President and Director of Corporate Development and has served as Chief Financial and Administrative Officer since December 1998 and as an Executive Vice President since May 1999. Mr. Stottlemyer was previously Corporate Vice President for BDM, where for 12 years he was involved in corporate strategy and business planning, and most recently was responsible for shareholder relations, mergers and acquisitions, public affairs, media relations and government affairs. Mr. Stottlemyer currently serves on the board of directors of WETA and the Fairfax County Chamber of Commerce, as well as a Commissioner of the Fairfax County Economic Development Authority. Mr. Stottlemyer was appointed by the Governor of Virginia to be the Vice-Chairman of the Blue Ribbon Commission on Information Technology. At BTG, he is responsible for finance, investor relations, media relations and government affairs, as well as the Company's legal, information systems and purchasing departments.

     Randall C. Fuerst has served as Senior Vice President and Director of BTG's business incubator where he has been leading BTG's development of e-commerce solutions and services since October 1999. Mr. Fuerst has been with BTG since 1982 and has served in a variety of positions, including Senior Vice President and General Manager of Company operations. He has over 20 years of experience in complex systems development, integration and world-wide systems support. Previously, Mr. Fuerst worked at CTEC, where he was manager of fielded systems support.

     Linda E. Hill has served as a Vice President of BTG since 1995 and is currently Senior Vice President and Chief Human Development Officer. Previously, she was a Senior Vice President within the Company's operating unit, where she was responsible for new business opportunities. Ms. Hill has been with BTG since 1985 and has served in a variety of positions, including Director of Advanced Programs and Deputy General Manager of the Systems Engineering Group, where she oversaw strategic planning, development of new business opportunities, and organizational planning of the business unit. She has over 19 years of computer-based systems experience, including world-wide systems integration, systems development, and program management of large-scale projects for the defense intelligence community.

     Alan W. Jackson has served as Senior Vice President for Business Development at BTG since January 1999. Previously, beginning in April 1997, Mr. Jackson had been the President and CEO of STAC, Inc., an employee-owned company specializing in high-level analysis and technical services for the intelligence community. BTG acquired STAC in 1999. From 1995 to 1997, he was Vice President of the Systems Engineering Division of TASC, Inc. Prior to joining TASC he was a Vice President at Alandeo Limited and at the Melpar Division of E-Systems, Inc. where, over an 18-year period he held increasingly more responsible positions in business development, software and hardware design and development, systems engineering, manufacturing and general management, serving both domestic and international customers.

     John Littley III has served as Senior Vice President and Chief Information Officer of BTG, managing core systems development and overseeing the network operations and applications support for the Company's automated systems since December 1998. From 1994 to 1998 he served as Vice President and then Senior Vice President of Corporate Development, in charge of developing new business opportunities. He served as Director of Corporate Development from September 1993 to April 1994. Between 1991 and 1993 he was Vice President of Corporate Development for SEA, Inc., a computer engineering firm. Mr. Littley originally joined the Company in 1982. Between 1982 and 1991, he served in a variety of positions, including Director of Advanced Programs, Director of Engineering Services, and Director of Systems Development.

     Robert J. Osterloh has served as Senior Vice President and General Manager of BTG's Defense and Intelligence Systems business unit since April 1, 2000. The unit's operations include battlespace awareness, infrastructure and information assurance, intrusion detection, database development and management, data correlation and fusion, war gaming, and exercise support. Mr. Osterloh joined BTG in 1994 after retiring from the U.S. Air Force, where he served as Commander of both the Air Force Information Warfare Center and the Electronic Warfare Center. Mr. Osterloh attended the National War College and the Air Command and Staff College during his Air Force service.

     Leslie A. Rose has served as Senior Vice President and General Manager of BTG's Applied Engineering Solutions business unit since April 1, 2000. Headquartered in Niceville, Florida, this business unit serves U.S. defense and civilian agencies as well as customers in the private sector. Mr. Rose came to BTG with the Company's 1995 acquisition of Delta Research Corporation, where he served as its president. He joined Delta in 1990 after 20 years in the U.S. Army where he served in the Corps of Engineers.

     Marilynn D. Bersoff served as Senior Vice President and Secretary of BTG from 1993 to 1999 and is currently Corporate Secretary. She also served as Secretary of BTG from 1982 to 1987 and as Secretary and Treasurer from 1987 to 1993. She was employed by CTEC from 1978 to 1982 and by a data transmission company prior to CTEC. As Corporate Secretary, Ms. Bersoff works with the Company's Board of Directors and is responsible for maintenance of the corporate records. Ms. Bersoff has over 22 years of experience in administration, management and technical support. She is the wife of Edward H. Bersoff.

ITEM 2.  PROPERTIES

     BTG leases all of the offices and facilities used in connection with our operations, which comprise approximately 414,000 square feet at various sites located in 12 states. The following table sets forth information relating to the significant offices and facilities currently leased by the Company:

                                 APPROXIMATE
           LOCATION             SQUARE FOOTAGE                 EXPIRATION OF LEASE(S)
           --------             --------------                 ----------------------
Fairfax, Virginia (HQ)             210,000             June 2012
Largo, Maryland                     30,000             October 2000
Fairfax, Virginia                   38,000(1)          March 2001 and December 2001
Tinton Falls, New Jersey            27,000(1)          January 2007 and August 2008
                                                       July 2003, February 2001 and February
Niceville, Florida                  18,000(2)          2003
Orlando, Florida                    14,000(1)          February 2001 and June 2003
Oklahoma City, Oklahoma             13,000             December 2002
Leavenworth, Kansas                 12,000             March 2003

---------------
(1) This property is held under two leases.

(2) This property is held under four leases.

ITEM 3.  LEGAL PROCEEDINGS

     We occasionally become a defendant in litigation incidental to our business. We believe that none of such litigation currently pending against us, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of BTG shareholders during the fourth quarter of the fiscal year ended March 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     BTG's common stock is publicly traded on the Nasdaq National Market under the symbol "BTGI". The stock has been publicly traded since December 1994. The high and low sale prices per share of common stock for each quarter of fiscal 2000 and 1999 are as follows:

                                                                  2000               1999
                                                            ----------------   ----------------
                      QUARTER ENDED                          HIGH      LOW      HIGH      LOW
                      -------------                         -------   ------   -------   ------
March 31..................................................  $11.000   $7.875   $ 8.750   $5.625
December 31...............................................    8.125    6.000     7.000    4.438
September 30..............................................    8.813    6.250     9.500    6.000
June 30...................................................    7.438    5.125    10.375    8.000

     BTG has never paid cash dividends and is currently prohibited from doing so under its line of credit facility. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

     BTG has authorized 20,000,000 shares of common stock and 1,000,000 shares of preferred stock. At March 31, 2000, 8,985,812 shares of common stock were outstanding. No preferred shares have been issued. BTG had approximately 269 shareholders of record on March 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 2000, are derived from the consolidated financial statements of BTG, Inc. and our subsidiaries. The fiscal year 2000 financial statements were audited by the independent certified public accounting firm of Deloitte & Touche LLP. The financial statements for the fiscal years 1996 through 1999 were audited by the independent certified public accounting firm of KPMG LLP. The consolidated financial statements as of March 31, 2000 and 1999, and for each of the years in the three-year period ended March 31, 2000, and the report thereon, are included in Item 8. "Financial Statements and Supplementary Data."

                                                         FISCAL YEARS ENDED MARCH 31,
                                              --------------------------------------------------
                                                2000       1999       1998      1997      1996
                                              --------   --------   --------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Contract revenue..........................  $204,229   $173,574   $134,355   $88,231   $67,014
  Product sales.............................    44,766    142,861    452,382   310,170   146,544
                                              --------   --------   --------   -------   -------
                                               248,995    316,435    586,737   398,401   213,558
Direct costs:
  Contract costs............................   134,033    113,346     83,569    63,500    35,577
  Cost of product sales.....................    42,823    137,985    420,974   256,678   128,070
                                              --------   --------   --------   -------   -------
                                               176,856    251,331    504,543   320,178   163,647
Indirect, general and administrative
  expenses..................................    60,933     56,512     89,317    63,347    40,827
Amortization expense........................       694        695      1,682     1,523     1,595
Provision for employee severance costs......       492         --         --        --        --
Restructuring charge........................        --      1,796     38,474        --        --
                                              --------   --------   --------   -------   -------
                                               238,975    310,334    634,016   385,048   206,069
Operating income (loss).....................    10,020      6,101    (47,279)   13,353     7,489
Interest expense, net.......................    (1,917)    (3,949)    (8,448)   (6,107)   (3,045)
Unusual charge..............................        --     (1,201)        --        --        --
Equity in earnings of affiliate.............        --         24        589     1,887       792
Gain on sale of investments, net............        --      3,532     20,228        63        --
Other.......................................        --       (179)    (2,466)       --        --
                                              --------   --------   --------   -------   -------
Income (loss) from continuing operations
  before income taxes and extraordinary
  items.....................................     8,103      4,328    (37,376)    9,196     5,236
Provision (benefit) for income taxes........     3,548      1,567     (8,295)    4,150     2,282
                                              --------   --------   --------   -------   -------
Income (loss) from continuing operations....     4,555      2,761    (29,081)    5,046     2,954
Loss from discontinued operations, net of
  income tax benefit........................      (116)      (765)    (4,264)     (775)       --
                                              --------   --------   --------   -------   -------
Net income (loss) before extraordinary
  items.....................................     4,439      1,996    (33,345)    4,271     2,954
Extraordinary loss from early extinguishment
  of debt, net of income tax benefit........        --         --     (1,878)       --        --
                                              --------   --------   --------   -------   -------
Net income (loss)...........................  $  4,439   $  1,996   $(35,223)  $ 4,271   $ 2,954
                                              ========   ========   ========   =======   =======
Basic earnings (loss) per share.............  $   0.50   $   0.23   $  (4.12)  $  0.62   $  0.49
                                              ========   ========   ========   =======   =======
Diluted earnings (loss) per share...........  $   0.49   $   0.23   $  (4.12)  $  0.60   $  0.47
                                              ========   ========   ========   =======   =======
Weighted average shares used for basic
  EPS.......................................     8,853      8,774      8,540     6,887     6,043
                                              ========   ========   ========   =======   =======
Weighted average shares used for diluted
  EPS.......................................     9,035      8,827      8,540     7,141     6,233
                                              ========   ========   ========   =======   =======

                                                               AS OF MARCH 31,
                                              --------------------------------------------------
                                                2000       1999       1998      1997      1996
                                              --------   --------   --------   -------   -------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and equivalents........................  $     --   $     --   $     --   $    --   $    47
Receivables, net............................    69,352     53,281    135,050    99,017    69,146
Inventory, net..............................       507        378      2,214    16,716     9,421
Working capital.............................    37,561     26,895     43,812    83,551    44,718
Total assets................................   107,382     90,377    212,439   156,080   109,460
Line of credit..............................    30,466     17,666     70,252    30,021    30,453
Shareholders' equity........................    40,213     36,011     33,060    66,245    27,745

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operation section includes forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues from the U.S. Government and its agencies and departments (the "Government"), risks involved in contracting with the Government, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on Government contracts, and other risks and factors identified from time to time in the reports we file with the U.S. Securities and Exchange Commission (SEC), including those identified under the caption "Risk Factors" in our registration statement on Form S-1 (SEC File No. 333-16899.) Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

NATURE OF OUR BUSINESS

     BTG is an information systems and technical services company. For nearly two decades, we have developed and provided solutions to the complex systems needs of the Government as well as to other commercial and state and local government customers. Our current services and solutions are focused on four principal areas: systems analysis and engineering services, solutions development, systems integration, and computer-based operations and enterprise support.

     Since BTG's founding, we have provided highly sophisticated software-based solutions to our customers, especially to those in the Government defense intelligence community. More recently, we have seen that the skills we have developed in working with Government agencies are increasingly useful for commercial and state and local government customers and, in this regard, we have seen that a larger percentage of our revenues has been derived from this customer set. We believe that our key competencies include our skills in the areas of (i) information and network security, (ii) electronic commerce, (iii) technology in schools, (iv) geographic information systems, (v) Microsoft and Remedy services and solutions, (vi) modeling, simulation and training, (vii) integrated logistics support, and (viii) enterprise support services and systems management.

     We have an experienced management team and over 1,600 employees with approximately 1,500 technical and professional degrees and certifications. Due to the secure nature of much of the work that we do in the Government defense and intelligence markets, many of our employees have received Secret or Top Secret security clearances from the Government. Our customers include the four U.S. armed forces, many of the U.S. intelligence and civilian agencies, a variety of commercial entities including Bell Atlantic, Federal Express, and NCR, and a number of state and local governments in Colorado, Florida, North Carolina and Oklahoma. We are headquartered in Fairfax, Virginia and have employees in over 93 locations worldwide.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) the percentage of revenues represented by major items of income and expense included in the Consolidated Statements of Operations and (ii) the percentage period-to-period change in such items.

                                                  PERCENTAGE OF REVENUE                 PERIOD-TO-PERIOD
                                                 FISCAL YEAR ENDED MARCH             INCREASE/(DECREASE) IN
                                                           31,                              DOLLARS
                                               ---------------------------      --------------------------------
                                               2000       1999       1998       2000 VS. 1999      1999 VS. 1998
                                               -----      -----      -----      -------------      -------------
Revenues:
  Contract revenue...........................   82.0%      54.9%      22.9%          17.7%              29.2%
  Product sales..............................   18.0%      45.1%      77.1%         (68.7)%            (68.4)%
Total revenues...............................  100.0%     100.0%     100.0%         (21.3)%            (46.1)%
Direct Costs:
  Contract costs (as a % of contract
     revenue)................................   65.6%      65.3%      62.2%          18.3%              35.6%
  Cost of product sales (as a % of product
     sales)..................................   95.7%      96.6%      93.1%         (69.0)%            (67.2)%
Total direct costs (as a % of total
  revenues)..................................   71.0%      79.4%      86.0%         (29.6)%            (50.2)%
Indirect, general and administrative
  expenses...................................   24.5%      17.9%      15.2%           7.8%             (36.7)%
Amortization expense.........................    0.3%       0.2%       0.2%          (0.1)%            (58.7)%
Provision for employee severance costs.......    0.2%        --         --            (A)                (A)
Restructuring charge.........................     --        0.6%       6.6%        (100.0)%            (95.3)%
Operating income (loss)......................    4.0%       1.9%      (8.1)%         64.2%             112.9%
Interest expense, net........................   (0.8)%     (1.2)%     (1.4)%        (51.5)%            (53.3)%
Unusual charge...............................     --       (0.4)%       --          100.0%               (A)
Equity in earnings of unconsolidated
  affiliates.................................     --        0.8%       0.1%         100.0%             (95.9)%
Gain on sales of investments, net............     --        1.1%       3.4%         100.0%             (82.5)%
Other........................................     --       (0.1)%     (0.4)%        100.0%             (92.7)%
Income (loss) from continuing operations
  before income taxes and extraordinary
  items......................................    3.3%       1.4%      (6.4)%         87.2%             111.6%
Provision (benefit) for income taxes.........    1.4%       0.5%      (1.4)%        126.4%             118.9%
Income (loss) from continuing operations.....    1.8%       0.9%      (5.0)%         65.0%             109.5%
Loss from discontinued operations............     --       (0.2)%     (0.7)%        (84.8)%            (82.1)%
Net income (loss) before extraordinary
  items......................................    1.8%       0.6%      (5.7)%        122.4%             106.0%
Extraordinary loss...........................     --         --       (0.3)%         (A)               100.0%
Net income (loss)............................    1.8%       0.6%      (6.0)%        122.4%             105.7%

---------------
(A) There was no expense for this item in a comparison year

REVENUES

     Historically, we have earned our revenues from both contract activities and product sales. Contract revenue, earned from our services and solutions business, is typically less seasonal than product sales, but fluctuates from month to month based on contract delivery schedules. Contract revenue is typically characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Year-to-year increases in contract revenue have generally resulted from (i) increases in volume, driven by additional work requirements under existing contracts, (ii) new contract awards, and (iii) focused acquisitions. Our operating performance is affected by both the number and type of contracts held, the timing of the installation or delivery of the Company's services and products, and the relative margins of the services performed or products sold. In general, the Company recognizes its highest margins on its most specialized systems engineering and software development projects and lower margins on sales of commercial-off-the-shelf products.

     In 1997, we identified what we believed to be a dramatic change in the federal product reselling market. The Government's product purchasing strategy shifted its focus to contract vehicles such as General Services Administration Schedules, which heavily weigh lowest price as opposed to best value. As profit margins in the product reselling business began to shrink during fiscal 1998, we realized that only the largest product resellers could generate the volume of sales required to compensate for the decreasing product margins. Accordingly, on February 12, 1998, we entered into an asset purchase agreement with Government Technology Services, Inc. ("GTSI"), a large reseller of computer products in the Government market. Under this agreement, we sold to GTSI (i) certain assets, principally inventory and property and equipment and (ii) certain reselling contracts and related outstanding customer orders associated with our computer hardware and software reselling operating division (the "GTSI Transaction"). Additionally, during fiscal 2000, we terminated our last two product reselling contracts and, as a result, we expect no significant product revenues in the future.

     Total revenue for both fiscal 2000 and 1999 decreased from their respective prior fiscal years. In fiscal 2000, our revenues decreased by $67.4 million, or 21.3%, from fiscal 1999, and our revenues for fiscal 1999 decreased by $270.3 million, or 46.1%, from fiscal 1998. These decreases were principally due to our strategic shift out of the high-volume, low-margin product reselling business, which resulted in both the GTSI Transaction and the subsequent termination of two remaining product reselling contracts. Offsetting the reductions in our product sales were increased revenues in our services and solutions business. Fiscal 2000 contract revenue increased $30.7 million, or 17.7%, from fiscal 1999 and an additional $39.2 million, or 29.2%, over fiscal 1998. The increase from 1999 to 2000 is primarily due to additional contract wins and extensions from contracts in our existing operating units and from revenue recognized under contracts acquired in connection with our acquisition of STAC, Inc. ("STAC") in January 1999. Much of the revenue growth experienced by our existing operating units came from state and local government and commercial customers. This resulted in a larger percentage of our revenues being derived from these customers, 17% in fiscal 2000 and 8% in fiscal 1999.

     The increase in our contract revenue from 1998 to 1999 of $39.2 million, or 29.2%, was primarily due to a net increase in work performed at several civilian Government agencies, revenue recognized under contracts acquired in connection with the acquisition of Nations, Inc. in June 1997, and from revenue generated by new contracts of BTG's Delta Research division.

     Our product sales have decreased from fiscal 1999 to fiscal 2000 by $98.1 million, or 68.7%. There was a $309.5 million, or 68.4%, decrease in product sales from fiscal 1998 to fiscal 1999. Included in our fiscal 1999 product sales revenue was $93.6 million generated as a result of certain contracts awarded to BTG's product reselling business unit in a prior year, which were subcontracted to GTSI as part of the GTSI Transaction (the "Royalty Contracts"). Pursuant to an agreement entered into as part of the GTSI Transaction, GTSI assumed substantially all of the future performance requirements of the Royalty Contracts under a subcontractor agreement and BTG received a fee of 1% or 2% on total product sales made under such contracts. In the last quarter of fiscal 1999, we entered into a separate agreement with GTSI and will receive no future revenue from such contracts.

DIRECT COSTS

     Our direct costs, expressed as a percentage of total revenues, decreased to 71.0% in fiscal 2000, down from 79.4% in fiscal 1999 and 86.0% in fiscal 1998. This is indicative of the decreased proportion of our total revenues derived from product sales, which typically have higher direct costs than do revenues generated from services contracts.

     Contract costs include the costs of labor, subcontractors, materials, and other costs directly related to the generation of contract revenue. Contract costs as a percentage of contract revenue were consistent in fiscal 2000, 1999 and 1998 at 65.6%, 65.3% and 62.2%, respectively.

     As a percentage of product sales, our cost of product sales in fiscal 2000 was 95.7%, 96.6% in fiscal 1999, and 93.1% in fiscal 1998. The increase in the cost of product sales in fiscal 1999 was primarily due to the 1-2% margin earned from the Royalty Contracts in that fiscal year, which resulted in a lower gross margin on our product sales. With no product sales from the Royalty Contracts in fiscal 2000, we would have expected a higher gross profit margin on product sales than that which was experienced. The lower-than-anticipated gross margin is principally due to a $1.0 million addition to the Company's reserve for anticipated warranty costs, which is included in cost of product sales for fiscal 2000. This warranty reserve is related to computer hardware products sold by BTG's product reselling division prior to the GTSI Transaction.

INDIRECT, GENERAL AND ADMINISTRATIVE EXPENSES

     We include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development in our indirect, general and administrative expenses. These costs for fiscal 2000 increased by $4.4 million or 7.8%. This was primarily due to indirect costs associated with supporting the business acquired from our acquisition of STAC and from an increase in the overall volume of contract revenues. In 1999 our indirect, general and administrative costs decreased by $32.8 million, or 36.7%, from fiscal 1998. This decrease was due primarily to the GTSI Transaction which resulted in a reduction in the number of Company employees, space requirements, and other related indirect costs, and to the Company's increased emphasis on cost containment.

     Expressed as a percentage of total revenues, indirect, general and administrative expenses increased in both fiscal 2000 and 1999 to 24.5% and 17.9%, respectively, up from 15.2% in fiscal 1998. This increase is principally reflective of the decreased proportion of total revenues derived from product sales, which typically have lower indirect, general and administrative expenses than do revenues generated from services contracts.

AMORTIZATION EXPENSE

     Amortization expense, which includes the amortization of goodwill and other intangible assets, remained relatively consistent from fiscal 1999 to fiscal 2000 with only a $1,000 decrease in expense. Although we had an increase of $278,000 in fiscal 2000 associated with the STAC acquisition, this was offset by certain intangible assets that were fully amortized at the end of fiscal 1999 and, thus, had no expense in fiscal 2000.

     Total amortization expense decreased by $987,000 in fiscal 1999 as compared with 1998 as a result of the write-off of certain intangible assets in late fiscal 1998 in connection with the restructuring of our operations and divestiture of the product reselling division.

PROVISION FOR EMPLOYEE SEVERANCE COSTS

     In the fourth quarter of fiscal 2000, we reorganized our operational structure and instituted a new business unit model that aligns our business units by customer base and technical capability, flattens the operational management structure within our business units, and reduces overhead costs. As a result of this internal reorganization, we incurred $492,000 in non-recurring costs associated with the severance of certain employees. There were no comparable costs in fiscal 1999 or 1998.

RESTRUCTURING CHARGE

     We recognized restructuring charges of $1.8 million during fiscal 1999. This resulted from an increase in the estimated restructuring costs accrued during fiscal 1998 as a result of the divestiture of our product reselling division. Specifically, the fiscal 1999 charges related to an additional write-off of certain assets of the product reselling division and additional facility costs associated with terminating leases for unused space previously occupied by the product reselling division.

     The charges incurred in fiscal 1998 related to the restructuring plan approved by our Board of Directors, which was designed to refocus the Company on its core business and historical strengths in order to improve operating results. The $38.5 million of restructuring charges recorded in fiscal 1998 included $13.7 million associated with the write-down of goodwill recorded in connection with past acquisitions of certain product reselling companies, $9.9 million associated with the loss recorded on the sale and disposal of certain of the assets related to the GTSI Transaction, $5.8 million in estimated reserves for certain prepaid software licenses initially purchased for resale by the product reselling division, and $3.5 million in estimated reserves for future facility and equipment lease commitments of the product reselling division. There were no comparable charges in fiscal 2000.

INTEREST EXPENSE

     Over the last three years, the primary component of our interest expense has been associated with financing costs on borrowings under our revolving line of credit (the "Credit Facility"). In addition to this interest, we incurred financing costs associated with the issuance of several promissory notes which were entered into in order to finance certain of our acquisitions. Because we have significantly reduced the average balance outstanding under the Credit Facility and have repaid the promissory notes, our fiscal 2000 interest expense has shown a decrease over the last two years of $2.0 million, or 51.5%, from fiscal 1999 and $4.5 million, or 53.3%, from fiscal 1998. Cash used to reduce outstanding debt was primarily generated from the collection of outstanding receivables and from proceeds made available from sales of investments.

UNUSUAL CHARGES

     We recognized an unusual charge of $1.2 million during fiscal 1999 as a result of a series of agreements we entered into with GTSI during February 1999 to settle a number of issues which arose subsequent to the GTSI Transaction. There were no comparable costs in either fiscal 2000 or fiscal 1998.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

     Our equity in the earnings of unconsolidated affiliates during fiscal 1998 related to our interest in an unincorporated joint venture. We formed the joint venture entity with an unrelated company to perform under a specific Government contract. Because this contract ended on April 30, 1998, our fiscal 1999 income was substantially less than in 1998. There was no comparable income in fiscal 2000.

GAIN ON SALES OF INVESTMENTS, NET

     We recognized a net gain on the sales of investments during fiscal 1999 of $3.5 million, which was down from the $20.2 million reported in fiscal 1998. The fiscal 1999 gain primarily resulted from the liquidation of the shares we held in Cisco Systems, Inc. ("Cisco"), which we acquired as a result of our ownership of the WheelGroup Corporation ("WGC"). In addition, we recognized a loss of $440,000 during fiscal 1999 from the liquidation of 1.1 million shares of common stock we held in GTSI. The entire investment gain in fiscal 1998 resulted from the purchase of our holdings in WGC by Cisco. There were no investment gains or losses in fiscal 2000.

OTHER NONOPERATING EXPENSES

     Other nonoperating expenses decreased by approximately $2.3 million, or 92.7%, in fiscal 1999 from the comparable period of the prior year. The decrease was primarily due to approximately $2.5 million of merger-related costs, which were incurred in fiscal 1998 in connection with the termination of a planned acquisition. There were no nonoperating expenses in fiscal 2000.

INCOME TAX EXPENSE

     Our effective tax rate was 43.8%, 36.2%, and a tax benefit of 22.2% during fiscal 2000, 1999, and 1998, respectively. In fiscal 1998, we recognized an income tax benefit due to the pre tax loss experienced by BTG. The effective income tax rate for fiscal 1998 was significantly and adversely affected by the write-down of goodwill recorded in connection with the divestiture of our product reselling business. The costs associated with such write-downs were not deductible for income tax return purposes. During fiscal 1999, we realized portions of the net operating losses generated by the product reselling division for which a valuation allowance had been established in fiscal 1998. As a result, the effective income tax rate for fiscal 1999 was lower than the 45.8% that would otherwise have been calculated.

     The effective tax rate for fiscal 2000 was higher than the statutory Federal income tax rate of 35.0% due principally to our effective state income tax rate of 4.7% and to certain costs incurred during fiscal 2000 which were not deductible for income tax purposes, the largest component of which related to the amortization expense associated with acquired companies.

DISCONTINUED OPERATIONS

     BTG recorded losses of $116,000 and $765,000 in fiscal 2000 and 1999, respectively, from the discontinuance of a nonstrategic retail computer store. This operation was completely disposed of during the second quarter of fiscal 2000. In addition, we recognized a $4.3 million loss in fiscal 1998 related to a subsidiary operating in the Internet access market which was shut down during that fiscal year. Both operations were owned and operated by BTG and no future losses associated with either operation are anticipated.

INFLATION

     Approximately 15.8% and 35.3% of the Company's contract revenue for fiscal 2000 and 1999, respectively, were under cost-reimbursement type contracts, under which inflationary increases are borne by the customer. Although BTG performs on several multi-year, fixed-price and time-and-materials contracts, under which it bears the risk of inflationary pressures on its costs, to date we have not been materially adversely affected by inflation. In addition, our product sales generally have not been affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Working capital was $37.6 million and $26.9 million as of March 31, 2000 and 1999, respectively. The increase in working capital was primarily related to higher outstanding receivables at March 31, 2000, as compared to March 31, 1999, which were financed under the Credit Facility, a noncurrent liability. The higher accounts receivable balance outstanding at March 31, 2000, which resulted in days sales outstanding on this date of 102 days, was in large part the result of our implementation of an enterprise-wide financial accounting system during the latter half of fiscal 2000. This implementation slowed down our billings and collections process during our fiscal 2000 third and fourth quarters.

     During fiscal 2000, our operating activities used cash of approximately $3.1 million. Our use of cash in operations was principally driven by the increase in our receivables of $16.5 million, offset by net income of $4.4 million, noncash expenses for depreciation and amortization of $2.3 million and deferred income taxes of $2.4 million, and increases in both accounts payable and accrued expenses totaling $3.6 million.

     In fiscal 1999, our focus on the collection of outstanding receivables from the divested product reselling division provided cash from operating activities of approximately $41.8 million. This was primarily reflective of a decrease in receivables of approximately $81.8 million as compared to March 31, 1998. The decrease in receivables was offset by a $56.9 million reduction in accounts payable, primarily associated with vendor obligations remaining from the product reselling division. In addition, $10.6 million was provided from the collection of income taxes receivable, which resulted from fiscal 1998 operating losses used to claim previously paid taxes.

INVESTING ACTIVITIES

     We had net cash outflows of $7.6 million during fiscal 2000 as a result of our investing activities. We invested over $5.7 million in property and equipment of which approximately $4.6 million related to our implementation of an enterprise level financial accounting system. The implementation of this system, which was completed during fiscal 2000, required an extensive amount of our focus during that year. Of the $4.6 million of costs capitalized for the system, $600,000 related to internal labor costs of BTG personnel and another $187,000 related to capitalized interest costs.

     In February 2000, we entered into a letter of intent to acquire substantially all of the assets of the enterprise network solutions division of SSDS, Inc. In connection with this acquisition, which was completed in April 2000, we were required to deposit $2.1 million into an escrow account during fiscal 2000.

     In fiscal 1999, our net inflows from investing activities were approximately $23.6 million which primarily related to the $30.3 million in proceeds associated with the sale of Cisco stock, offset by $5.7 million used to purchase STAC in January 1999.

     In fiscal 1998, our primary investing activities related to our acquisition of Nations, Inc. for approximately $10.2 million, $1.9 million used in the purchase of property and equipment, and the receipt of $7.2 million resulting from the GTSI Transaction.

FINANCING ACTIVITIES

     During fiscal 2000, our financing activities provided a net amount of $10.7 million. This amount is principally reflective of $12.8 million in additional advances under our Credit Facility, offset by cash used to repay $1.8 million of other outstanding debt and cash used for the purchase of $1.0 million of treasury stock. In addition to the repayment of debt and the purchase of treasury stock, the Credit Facility advances were used for purchases of property and equipment, payments associated with business combinations and for the general working capital needs of our operations. In fiscal 1999, we used $53.2 million to reduce outstanding amounts under the Credit Facility and $19.1 million to retire outstanding long-term debt instruments.

     In connection with the financing of the acquisition of STAC, the Company issued $5.4 million of notes in January 1999. Approximately $3.7 million of these notes were repaid during March 1999. During fiscal 1998, approximately $37.8 million was provided from financing activities primarily as a result of $38.3 million in net advances under the Credit Facility; $15.0 million in new promissory term notes; and $1.2 million in proceeds from the issuance of common stock under certain employee benefit plans. These financing sources were offset by $16.4 million in payments under both outstanding debt and capital lease arrangements. The $15.0 million in new promissory term notes was used to retire outstanding subordinated notes.

CREDIT FACILITY

     The Credit Facility is a secured revolving credit facility consisting of two revolving promissory notes provided to BTG and its subsidiaries by Bank of America and Fleet Capital Corporation in the principal amount of up to $50.0 million. Under the amended agreement, the principal amount outstanding under the Credit Facility may not exceed the lesser of (i) $50.0 million or (ii) a defined borrowing base, which is a variable amount calculated by aggregating a specified set of the Company's accounts receivable and unbilled costs. Interest on revolving loan advances made under the Credit Facility is, at the option of the Company, either (i) the Bank of America prime rate, or (ii) LIBOR plus a percentage ranging from 2.25% to 3.25% depending on the Company's leverage ratio.

     The Credit Facility is secured by substantially all of the assets of BTG and includes certain financial and other covenants that restrict, among other things, changes in capital structure, mergers, acquisitions, sales of assets, changes of operations, purchases and redemptions of stock, additional indebtedness, payment of dividends and other payments to shareholders, investments, capital expenditures, a net loss by BTG for any fiscal quarter, and certain other matters without the approval of the lenders. At March 31, 2000, BTG obtained a waiver from the lending financial institutions for non-compliance with the capital expenditures covenant. BTG was in compliance with all of the other financial covenants as of that date.

     At March 31, 2000, BTG had available borrowings under the Credit Facility of $15.5 million. We believe that funds available under the Credit Facility will be sufficient to fund BTG's cash requirements for the next 12 months.

YEAR 2000 COMPLIANCE

     The Year 2000 (or "Y2K") problem arises from the standard use in computer operating systems of two digit fields to hold the four digit year in a date. The scope of the Y2K problem goes beyond simply "fixing" the calendar so that it rolled over correctly on December 31, 1999. In many systems, the two-digit year field with the characters "99" triggers special logic. This was a standard and accepted practice for decades. The problem also includes leap year calculations, specialized clock functions (i.e., Global Positioning System), and embedded systems. Embedded systems can be looked at as computer chips or automated devices involving software, microcode, firmware, and EPROM program code. These automated devices typically perform their intended functions over long periods of time without error, unless there is a physical defect in the code. Typical systems that contain embedded software are fire suppression systems, security systems, elevator control, lighting management systems, and telephone systems. Virtually every item that uses electricity is a possible candidate for a Year 2000 problem. Systems that do not properly recognize date-related information could, among other things, fail to operate, operate incorrectly, or fail to exchange data properly with other systems.

     During the two-year period prior to March 31, 2000, we established a Year 2000 Committee to analyze the potential impact of this issue to our systems, to lead the efforts to achieve Y2K compliance, and to advise senior management on the related risks and solutions. Our company-wide effort included participation from the Board of Directors and a dedicated information technology staff. As the result of these efforts, we were able to remediate and test our critical information technology systems in advance of December 31, 1999. Through the current date, we have not had any material unresolved problems related to Year 2000, including the changeover from December 31, 1999 to January 1, 2000, and the leap day, February 29, 2000. In addition, none of our major suppliers have failed to meet their obligations as a result of Year 2000 issues.

     The Company incurred $212,000 in costs for our specific Year 2000 remediation efforts. These costs have been expensed as incurred. Currently, we do not expect to incur any additional expenses for Year 2000 remediation.

     During the near term, we plan to continue to monitor our internal and licensed information technology and non-information technology systems, as well as those of the third parties with whom we conduct business, to ensure that any latent Year 2000 issues that may arise are addressed promptly. Although we do not anticipate significant future costs relating to our continuing Year 2000 compliance efforts, we cannot provide any assurance as to the magnitude of any future costs until a more significant period of time has passed from the Year 2000 changeover.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that there are any disclosures required under this item with respect to market risk-sensitive instruments. Our obligations under the Credit Facility bear interest at rates indexed to current market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FISCAL YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Contract revenue..........................................  $204,229   $173,574   $134,355
  Product sales.............................................    44,766    142,861    452,382
                                                              --------   --------   --------
                                                              $248,995   $316,435   $586,737
Direct costs:
  Contract costs............................................   134,033    113,346     83,569
  Cost of product sales.....................................    42,823    137,985    420,974
                                                              --------   --------   --------
                                                              $176,856   $251,331   $504,543
Indirect, general and administrative expenses...............    60,933     56,512     89,317
Amortization expense........................................       694        695      1,682
Provision for employee severance costs......................       492         --         --
Restructuring charge........................................        --      1,796     38,474
                                                              --------   --------   --------
                                                              $238,975   $310,334   $634,016
                                                              --------   --------   --------
Operating income (loss).....................................  $ 10,020   $  6,101   $(47,279)
Interest expense, net.......................................    (1,917)    (3,949)    (8,448)
Unusual charge..............................................        --     (1,201)        --
Equity in earnings of unconsolidated affiliates.............        --         24        589
Gain on sale of investments, net............................        --      3,532     20,228
Other.......................................................        --       (179)    (2,466)
                                                              --------   --------   --------
Income (loss) from continuing operations before income taxes
  and extraordinary items...................................  $  8,103   $  4,328   $(37,376)
Provision (benefit) for income taxes........................     3,548      1,567     (8,295)
                                                              --------   --------   --------
Income (loss) from continuing operations....................  $  4,555   $  2,761   $(29,081)
Loss from discontinued operations:
  Loss from operations, net of income tax benefit of $33,
     $160, and $1,325 for fiscal 2000, 1999 and 1998,
     respectively...........................................       (42)      (251)    (2,147)
  Loss on disposal, net of income tax benefit of $56, $124
     and $1,304 for fiscal 2000, 1999 and 1998,
     respectively...........................................       (74)      (514)    (2,117)
                                                              --------   --------   --------
                                                                  (116)      (765)    (4,264)
                                                              --------   --------   --------
Net income (loss) before extraordinary items................     4,439      1,996    (33,345)
Extraordinary loss from early extinguishment of debt, net of
  income tax benefit of $1,158..............................        --         --     (1,878)
                                                              --------   --------   --------
Net income (loss)...........................................  $  4,439   $  1,996   $(35,223)
                                                              ========   ========   ========
Basic earnings (loss) per share:
  Income (loss) from continuing operations..................  $   0.51   $   0.32   $  (3.40)
  Loss from discontinued operations.........................     (0.01)     (0.09)     (0.50)
  Loss from extraordinary item..............................        --         --      (0.22)
                                                              --------   --------   --------
  Net income (loss).........................................  $   0.50   $   0.23   $  (4.12)
                                                              ========   ========   ========
Diluted earnings (loss) per share:
  Income (loss) from continuing operations..................  $   0.50   $   0.32   $  (3.40)
  Loss from discontinued operations.........................     (0.01)     (0.09)     (0.50)
  Loss from extraordinary item..............................        --         --      (0.22)
                                                              --------   --------   --------
  Net income (loss).........................................  $   0.49   $   0.23   $  (4.12)
                                                              ========   ========   ========
Weighted average shares outstanding (used in the calculation
  of basic earnings per share)..............................     8,853      8,774      8,540
                                                              ========   ========   ========
Weighted average shares outstanding (used in the calculation
  of diluted earnings per share)............................     9,035      8,827      8,540
                                                              ========   ========   ========

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
  Receivables, net..........................................  $ 69,352   $ 53,281
  Inventory, net............................................       507        378
  Prepaid expenses..........................................     1,400      2,786
  Deferred income taxes.....................................     1,048      3,360
  Other.....................................................     1,080      1,486
                                                              --------   --------
          Total current assets..............................  $ 73,387   $ 61,291
                                                              --------   --------
Property and equipment:
  Furniture, equipment and computer software................    15,589     11,301
  Leasehold improvements....................................     2,618      2,393
                                                              --------   --------
                                                              $ 18,207   $ 13,694
  Accumulated depreciation and amortization.................    (9,164)    (8,492)
                                                              --------   --------
                                                              $  9,043   $  5,202
Other assets:
  Goodwill, net of accumulated amortization of $1,641 and
     $912 at March 31, 2000 and 1999, respectively..........  $ 14,551   $ 15,211
  Restricted investments....................................     6,429      6,429
  Notes receivable..........................................     1,000      1,500
  Deferred income taxes.....................................       357        462
  Other.....................................................     2,615        282
                                                              --------   --------
                                                              $107,382   $ 90,377
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $     --   $  1,700
  Accounts payable..........................................    21,342     18,203
  Accrued expenses..........................................    12,840     11,359
  Other.....................................................     1,644      3,134
                                                              --------   --------
          Total current liabilities.........................  $ 35,826   $ 34,396
                                                              --------   --------
Line of credit, excluding current maturities................    30,466     17,666
Other.......................................................       877      2,304
                                                              --------   --------
          Total liabilities.................................  $ 67,169   $ 54,366
                                                              --------   --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock:
     No par value, 982,500 shares authorized; no shares
      issued or outstanding.................................  $     --   $     --
     $0.01 par value, 17,500 shares authorized; no shares
      issued or outstanding.................................        --         --
  Common stock, no par value, 20,000,000 shares authorized;
     8,985,812 and 8,852,205 shares outstanding at March 31,
     2000 and 1999, respectively............................    54,308     54,545
  Accumulated deficit.......................................   (14,095)   (18,534)
                                                              --------   --------
          Total shareholders' equity........................  $ 40,213   $ 36,011
                                                              --------   --------
                                                              $107,382   $ 90,377
                                                              ========   ========

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FISCAL YEARS ENDED MARCH 31, 2000, 1999, AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            RETAINED      ACCUMULATED
                                                            EARNINGS         OTHER           TOTAL
                                                COMMON    (ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                                 STOCK      DEFICIT)        INCOME          EQUITY
                                                -------   ------------   -------------   -------------
Balance, April 1, 1997........................  $51,552     $ 14,693        $   --          $66,245
     Net loss.................................       --      (35,223)           --          (35,223)
     Sale of 190,607 common shares under
       employee stock option and stock
       purchase plans.........................    1,290           --            --            1,290
     Tax benefits applicable to stock option
       plans..................................       15           --            --               15
     After-tax change in unrealized investment
       gains..................................       --           --           733              733
                                                -------     --------         -----          -------
Balance, March 31, 1998.......................  $52,857     $(20,530)        $ 733          $33,060
     Net income...............................       --        1,996            --            1,996
     Sale of 131,844 common shares under
       employee stock option and stock
       purchase plans.........................      753           --            --              753
     Sale of 138,910 common shares in a
       private placement to certain
       directors..............................    1,250           --            --            1,250
     After-tax change in unrealized investment
       gains, net of reclassification
       adjustment.............................       --           --          (733)            (733)
     Purchase and retirement of 53,000 common
       shares.................................     (315)          --            --             (315)
                                                -------     --------         -----          -------
Balance, March 31, 1999.......................  $54,545     $(18,534)       $   --          $36,011
     Net income...............................       --        4,439            --            4,439
     Sale of 122,748 common shares under stock
       option and stock purchase plans........      758           --            --              758
     Purchase and retirement of 143,100 common
       shares.................................     (995)          --            --             (995)
                                                -------     --------         -----          -------
Balance, March 31, 2000.......................  $54,308     $(14,095)       $   --          $40,213
                                                =======     ========         =====          =======

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FISCAL YEARS ENDED MARCH 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  4,439   $  1,996   $(35,223)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Loss on discontinued operations........................       116        765      4,264
     Depreciation and amortization..........................     2,252      2,249      4,383
     Deferred income taxes..................................     2,364        167     (3,572)
     Reserves for accounts receivable and inventory.........       427        366      3,082
     Equity in earnings of affiliate........................        --        (24)        --
     Loss on sales of property and equipment................        95         --        375
     Gain on sales of investments...........................        --     (3,532)   (20,228)
     Restructuring charge...................................        --      1,796     35,492
     Unusual charge.........................................        --      1,706         --
     Extraordinary loss on extinguishment of debt...........        --         --      1,182
     Changes in assets and liabilities, net of the effects
       from purchases of subsidiaries:
       (Increase) decrease in receivables...................   (16,548)    81,821    (30,021)
       (Increase) decrease in inventory.....................      (330)     1,439    (20,409)
       (Increase) decrease in income tax receivable.........        43     10,572     (6,542)
       (Increase) decrease in prepaids and other assets.....     1,680      3,678        492
       Increase (decrease) in accounts payable..............     1,056    (56,853)    40,519
       Increase (decrease) in accrued expenses..............     2,526     (3,793)    (1,243)
       Increase (decrease) in other liabilities.............    (1,328)      (408)      (657)
                                                              --------   --------   --------
     Net cash provided by (used in) the operating activities
       of continuing operations.............................    (3,208)    41,945    (28,106)
     Net cash provided by (used in) discontinued
       operations...........................................       135       (124)    (3,974)
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................  $ (3,073)  $ 41,821   $(32,080)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (5,739)      (939)    (1,918)
  Deposit on subsequent business combination................    (2,100)        --         --
  Purchases of subsidiaries, net of cash acquired...........        --     (5,705)   (10,153)
  Proceeds from sales of investments........................        --     30,288         --
  Purchase of investment....................................      (250)        --         --
  Proceeds from redemption of notes receivable..............       500         --         --
  Proceeds from sale of business............................        --         --      7,200
  Product development costs.................................        --         --       (807)
                                                              --------   --------   --------
          Net cash provided by (used in) investing
            activities......................................  $ (7,589)  $ 23,644   $ (5,678)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net advances (repayments) under line of credit............    12,800    (53,155)    38,289
  Principal payments on long-term debt......................    (1,820)   (19,076)   (15,645)
  Proceeds from the issuance of long-term debt..............        --      5,400     15,000
  Principal payments on capital lease obligations...........        --       (116)      (759)
  Payment of debt issue costs...............................        --         (3)      (306)
  Proceeds from the issuance of common stock................       677      1,800      1,179
  Purchase of treasury stock................................      (995)      (315)        --
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................  $ 10,662   $(65,465)  $ 37,758
                                                              --------   --------   --------
Increase (decrease) in cash and equivalents.................        --         --         --
Cash and equivalents, beginning of year.....................        --         --         --
                                                              --------   --------   --------
Cash and equivalents, end of year...........................  $     --   $     --   $     --
                                                              ========   ========   ========

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FISCAL YEARS ENDED MARCH 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                               2000     1999      1998
                                                              ------   ------   --------
Net income (loss)...........................................  $4,439   $1,996   $(35,223)
                                                              ------   ------   --------
Other comprehensive income, net of tax:
  Unrealized gains on investments:
     Unrealized holding gains arising during the period.....      --    1,839        733
     Less: reclassification adjustment for gains included in
      net income............................................      --   (2,572)        --
                                                              ------   ------   --------
Comprehensive income (loss).................................  $4,439   $1,263   $(34,490)
                                                              ======   ======   ========

                           BTG, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Revenue Recognition

     The Company provides systems analysis and engineering services, solutions development, systems integration, and computer-based operations and support, primarily to the United States Government and its agencies and departments (the "Government"), on a contractual basis. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of fees earned. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered plus other direct costs incurred. Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated contract losses are recognized as soon as they become known and estimable.

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

  Property and Equipment

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives, three to ten years, using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the related leases or their estimated useful lives using the straight-line method. Assets recorded under capital leases are amortized using the straight-line method over either the lease term or the estimated useful lives of the leased assets depending on the criteria used for lease capitalization.

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     In March 1999, the Company began implementing an enterprise-wide financial information system. External direct costs of materials and services and payroll-related costs of employees working on development of the software system portion of the project have been capitalized. Training costs and costs to reengineer business processes have been expensed as incurred. Implementation of the system was completed during fiscal 2000. Total capitalized costs associated with the acquisition and development of the system were approximately $5.8 million, of which $4.6 million were capitalized during fiscal 2000.

  Goodwill

     Goodwill, the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies, is amortized over the expected periods of benefit, 15 to 30 years, on a straight-line basis.

     The Company assesses the recoverability of its goodwill when impairment indicators are present by determining whether the balances can be recovered through the estimated, undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

  Fair Value of Financial Instruments

     The carrying value of the Company's receivables, payables, and revolving line of credit instruments approximates fair value since all such instruments are either short-term in nature or bear interest rates which are indexed to current market rates. Fair value for the Company's notes receivable and long-term debt is determined based on current rates offered for instruments with similar remaining maturities. At March 31, 2000 and 1999, the carrying value of the Company's notes receivable and long-term debt approximated fair value.

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

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the dates of the financial statements, and the reported

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

amounts of revenues and expenses during the reporting periods. The Company uses the most current and best available information in preparing its estimates. Significant estimates were used in the accompanying consolidated financial statements to account for the deferred tax asset valuation allowance, product warranty liability, and certain other reserves recorded in connection with the Company's restructuring charges in fiscal 1999 and 1998. Actual results may differ from those estimates.

  Reclassification

     Certain amounts in the prior years' financial statements have been reclassified to conform to the fiscal 2000 presentation. In particular, the Company has reclassified the revenue and direct costs of one of its contracts for both fiscal 1999 and fiscal 1998 from contract revenue and contract cost to product sales and cost of goods sold. This contract was initially awarded to BTG as a services contract, however, virtually all of the tasks that BTG has fulfilled have been product related. In fiscal 1999, the revenue and direct costs for this contract were $11.2 million and $10.2 million, respectively. In fiscal 1998, the revenue and direct costs for this contract were $23.1 million and $21.5 million, respectively.

3.  RECEIVABLES

     The components of receivables are as follows (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Amounts billed and billable.................................  $66,179   $52,800
Retainages billable upon contract completion................    2,939     2,358
Other unbilled amounts......................................    1,275       561
Other receivables...........................................        2       200
Allowance for doubtful accounts.............................   (1,043)   (2,638)
                                                              -------   -------
          Total.............................................  $69,352   $53,281
                                                              =======   =======

     The Company anticipates collecting substantially all receivables, except retainages, within one year.

4.  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Accrued salaries and related taxes..........................  $ 6,414   $ 4,934
Accrued employee leave......................................    3,941     3,679
Accrued product warranty costs..............................      694       888
Income taxes payable........................................       --       309
Other.......................................................    1,791     1,549
                                                              -------   -------
                                                              $12,840   $11,359
                                                              =======   =======

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

5.  OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following (in thousands):

                                                                 MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Accrued purchase price from business combination............  $  316   $1,000
Accrued commitments of divested reselling division..........     446      734
Other.......................................................     882    1,400
                                                              ------   ------
                                                              $1,644   $3,134
                                                              ======   ======

6. INCOME TAXES

     Total income tax expense (benefit) for the years ended March 31, 2000, 1999 and 1998 was allocated as follows (in thousands):

                                                                  FISCAL YEARS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                               2000     1999      1998
                                                              ------   ------   --------
Income (loss) from continuing operations....................  $3,548   $1,567   $ (8,295)
Discontinued operations.....................................     (89)    (284)    (2,629)
Extraordinary item..........................................      --       --     (1,158)
                                                              ------   ------   --------
                                                              $3,459   $1,283   $(12,082)
                                                              ======   ======   ========

     The provision (benefit) for income taxes attributable to income (loss) from continuing operations include the following (in thousands):

                                                                 FISCAL YEARS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                               2000     1999     1998
                                                              ------   ------   -------
Current:
     Federal................................................  $  867   $  828   $(5,182)
     State..................................................     255      381      (661)
                                                              ------   ------   -------
                                                               1,122    1,209    (5,843)
                                                              ------   ------   -------
Deferred
     Federal................................................   2,014      299    (2,048)
     State..................................................     412       59      (404)
                                                              ------   ------   -------
                                                               2,426      358    (2,452)
                                                              ------   ------   -------
                                                              $3,548   $1,567   $(8,295)
                                                              ======   ======   =======

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Income tax expense (benefit) differs from the amount of income taxes determined by applying the U.S. Federal income tax statutory rates to income
(loss) from continuing operations before income taxes and extraordinary items as follows:

                                                               FISCAL YEARS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                              2000   1999    1998
                                                              ----   -----   -----
Statutory Federal income tax rate...........................  35.0%  35.0%   (35.0)%
State income tax, net of Federal income tax benefit.........   4.7    5.3     (1.9)
Phase-in tax rate differential..............................  (1.0)  (1.0)     1.0
Non-deductible amortization expense.........................   2.9    4.3     11.9
Change in the valuation allowance...........................    --   (9.6)     1.3
Other.......................................................   2.2    2.2      0.5
                                                              ----   ----    -----
  Effective tax rate........................................  43.8%  36.2%   (22.2)%
                                                              ====   ====    =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2000 and 1999 are presented below (in thousands):

                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Deferred tax assets:
  Financial reporting reserves..............................  $1,329    $3,113
  Employee benefits, accrued for financial reporting
     purposes...............................................   1,293     1,077
  Net operating loss carryforwards..........................     321       440
  Other.....................................................     241       302
                                                              ------    ------
Total deferred tax assets...................................   3,184     4,932
Less: valuation allowance...................................    (133)     (133)
                                                              ------    ------
     Net deferred tax assets................................   3,051     4,799
                                                              ------    ------
Deferred tax liabilities:
  Revenues not contractually billable.......................  (1,598)     (901)
  Other.....................................................     (48)      (76)
                                                              ------    ------
Total deferred tax liabilities..............................  (1,646)     (977)
                                                              ------    ------
     Net deferred tax asset.................................  $1,405    $3,822
                                                              ======    ======

     The valuation allowance for deferred tax assets as of April 1, 1998 was $550,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers taxes paid during the previous three years, the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon these factors, the Company has established a valuation allowance against that portion of the deferred tax assets for which management believes that ultimate realization cannot presently be assessed as "more likely than not." Operating losses incurred in fiscal 1998 were primarily the result of divested and discontinued operations for which no future losses are anticipated. Management believes that, based principally on the past earnings history of its ongoing operations and the scheduled reversal of significant deferred tax liabilities, the majority of its deferred tax assets at March 31, 2000 are more likely than not realizable.

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

7. LINE OF CREDIT

     In October 1997, the Company entered into a revolving line of credit facility (the "Credit Facility") with a syndicate of financial institutions which, as amended, currently provides for borrowings up to $50.0 million based on specified percentages of eligible accounts receivable (the "borrowing base"). The Credit Facility, which is secured by substantially all of the assets of the Company, requires BTG to comply with various financial covenants and restricts the Company from, among other things, paying dividends, changing its capital structure, or making acquisitions without the approval of the lenders. At March 31, 2000, the Company obtained a waiver from the lending financial institutions for non-compliance with the capital expenditure covenant. The Company was in compliance with all of the other financial covenants as of that date. At March 31, 1999, the Company was in compliance with all financial covenants under the Credit Facility. At March 31, 2000, the entire balance outstanding under the Credit Facility has been classified as a noncurrent liability in the accompanying consolidated balance sheet, as the Company anticipates that its borrowing base over the next fiscal year will provide for a minimum availability equal to or in excess of the amount outstanding on such date. The Credit Facility has a termination date of August 31, 2002.

     In addition to a revolving loan, the Credit Facility includes a facility under which the Company can, subject to the approval of the lenders and the payment of certain fees, obtain letters of credit of up to a maximum of $5.0 million. At March 31, 2000 and 1999, there were no letters of credit outstanding under the facility. Costs incurred to obtain the Credit Facility have been capitalized and are being amortized over the term of the agreement.

     At March 31, 2000, the balance outstanding under the Credit Facility was approximately $30.5 million and approximately $15.5 million was available for additional borrowing. At March 31, 1999, the balance outstanding under the Credit Facility was approximately $17.7 million and approximately $17.6 million was available for additional borrowing. Interest on outstanding borrowings under the amended agreement is provided at a rate equal to, at the Company's option, either the lender's prime rate or LIBOR plus a percentage ranging from 2.25% to 3.25%, depending on the Company's leverage ratio.

     An analysis of activity under the Credit Facility is as follows (in thousands):

                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Maximum line of credit available during the period..........  $48,896    $57,045
Balance outstanding at the end of the period................  $30,466    $17,666
Total borrowing base at the end of the period...............  $45,997    $35,291
Interest rate at the end of the period:
  At the lender's prime rate option.........................     9.00%      7.75%
  At the LIBOR option.......................................     8.26%      7.47%
Monthly average amount outstanding during the period........  $26,805    $36,226
Monthly weighted average interest rate outstanding during
  the period................................................     8.38%      9.56%

8. LONG-TERM DEBT

     On January 26, 1999, the Company issued term promissory notes totaling $3.4 million to each of the two financial institutions that lend to the Company under the Credit Facility. Principal under the term promissory notes was due in four equal quarterly installments beginning on June 30, 1999, with interest also due quarterly at the lender's prime rate. The proceeds from the term promissory notes were used to finance the acquisition of STAC, Inc. In March 1999, the Company repaid $1.7 million of the notes. The remaining balance of $1.7 million was repaid during fiscal 2000.

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     On February 24, 1998, the Company issued term promissory notes, each in the amount of $7.5 million, to the two financial institutions that lend to the Company under the Credit Facility. In April 1998, the Company repaid the term promissory notes with proceeds from the sale of investments. The funds initially received from the issuance of the term promissory notes were used for the early retirement of other outstanding notes payable. Total costs incurred by the Company in connection with such early retirement amounted to approximately $1.9 million, net of the related tax benefits, and are presented as an extraordinary item in the accompanying consolidated statements of operations.

     Subsequent to March 31, 2000, the Company issued two term promissory notes totaling $8.0 million in order to provide financing for a business combination which was consummated in April 2000.

9. SHAREHOLDERS' EQUITY AND STOCK OPTIONS

  Preferred Stock

     The Company's Amended Articles of Incorporation authorize the Company to issue up to 1,000,000 shares of preferred stock, 982,500 of which have no par value and 17,500 of which have a par value of $0.01 per share. No preferred shares have been issued as of March 31, 2000.

  Common Stock

     The Company has one class of voting common stock, with no par value and 20,000,000 shares authorized for issuance.

     In September 1998, the Company's Board of Directors approved the adoption of a share repurchase plan. Under the terms of the share repurchase plan, the Company is authorized to purchase, from time to time, up to 500,000 shares of its common stock through both open market and negotiated purchases. During fiscal 2000 and 1999, the Company purchased 143,100 and 53,000 shares, of common stock under the share repurchase plan for approximately $995,000 and $315,000, respectively.

     At March 31, 1999, the Company had outstanding common stock purchase warrants (the "Warrants") which entitled the holder to purchase up to 317,478 shares of the Company's common stock at $4.79 per share. In January 2000, the holder of the Warrants exercised 100% of the Warrants in a cashless transaction. Under this transaction, the Company issued 153,959 shares of BTG common stock to the Warrant holder. At March 31, 2000, the Company has no additional Warrants outstanding.

  Employee Stock Option Plan

     The Company has adopted an employee stock option plan (the "Plan") which provides for grants of both qualified and nonqualified common stock options. As currently amended, the Plan permits the Company to issue up to 1,250,000 options at prices equal to or greater than the fair value of a company share on the date of grant. Options granted under the Plan expire upon the earlier of ten years from the date of grant or three months after the optionee's termination of employment with the Company. Subject to the approval of the Company's shareholders, the Board of Directors has increased the number of shares authorized to be issued under the Plan to 1,750,000.

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Additional information with respect to all options granted under the Company's employee stock option plan is as follows:

                                                                          WEIGHTED-AVERAGE
                                                               NUMBER      EXERCISE PRICE
                                                              OF SHARES      PER SHARE
                                                              ---------   ----------------
Shares under option, March 31, 1997.........................    273,221        $ 6.35
     Options granted........................................    189,000         14.88
     Options exercised......................................    (96,741)         3.44
     Options forfeited......................................    (37,603)        12.73
                                                              ---------        ------
Shares under option, March 31, 1998.........................    327,877         11.39
     Options granted........................................    815,750          7.53
     Options exercised......................................    (26,737)         4.30
     Options forfeited......................................   (141,139)        11.14
                                                              ---------        ------
Shares under option, March 31, 1999.........................    975,751          8.39
     Options granted........................................    597,150          7.94
     Options exercised......................................    (22,248)         6.48
     Options forfeited......................................    (84,225)         7.93
                                                              ---------        ------
Shares under option, March 31, 2000.........................  1,466,428        $ 8.22
                                                              =========        ======
Options exercisable, March 31, 1999.........................     79,579        $ 8.78
                                                              =========        ======
Options exercisable, March 31, 2000.........................    289,220        $ 8.00
                                                              =========        ======

  Directors Stock Option Plan

     The Company has a Directors Stock Option Plan (the "Directors Option Plan") which provides for the granting of a maximum of 100,000 nonqualified stock options to non-employee members of the Board of Directors. In September 1999, the shareholders of the Company approved an amendment to the Directors Option Plan under which the option price per share is equal to 110% of the fair market value of a company share on the date of grant. The term of each option is ten years and an option first becomes exercisable six months after the date of grant. Under the amended terms of the Directors Option Plan, each non-employee member of the Board of Directors will be granted 2,500 options on each anniversary date of the Director's service commencement date.

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Additional information with respect to options granted under the Directors Option Plan is as follows:

                                                                          WEIGHTED-AVERAGE
                                                               NUMBER      EXERCISE PRICE
                                                              OF SHARES      PER SHARE
                                                              ---------   ----------------
Shares under option, March 31, 1997.........................   16,000          $12.16
     Options granted........................................    7,000           12.45
                                                               ------          ------
Shares under option, March 31, 1998.........................   23,000           12.25
     Options granted........................................    7,500            7.55
     Options forfeited......................................   (1,000)          13.13
                                                               ------          ------
Shares under option, March 31, 1999.........................   29,500           10.96
     Options granted........................................   15,000            8.16
                                                               ------          ------
Shares under option, March 31, 2000.........................   44,500          $10.02
                                                               ======          ======
Options exercisable, March 31, 1999.........................   27,000          $11.28
                                                               ======          ======
Options exercisable, March 31, 2000.........................   42,000          $10.03
                                                               ======          ======

  Stock Purchase Plans

     The Company's shareholders have adopted the following stock purchase plans: the Annual Leave Stock Plan (the "Annual Leave Plan") and the Employee Stock Purchase Plan (the "ESPP"). Under the Annual Leave Plan, eligible employees are permitted to exchange certain unused amounts of accrued annual leave for shares of common stock at the fair market value of the stock on the date of exchange. During fiscal 2000, 8,506 shares of common stock, valued at approximately $80,000, were issued under the Annual Leave Plan. During fiscal 1999, 13,264 shares of common stock, valued at approximately $75,000, were issued under the Annual Leave Plan. During fiscal 1998, 11,944 shares of common stock, valued at approximately $111,000 were issued under the Annual Leave Plan.

     Under the ESPP, eligible employees of the Company who elect to participate are permitted to purchase common stock of the Company, through payroll deductions or annual lump sum contributions, at a 15 percent discount to the lower of the fair market value of such stock at the beginning or ending date of the quarterly election period. The total number of shares of common stock that are issuable under the ESPP is limited to 400,000. A total of 68,327, 72,882, and 75,854 common stock shares were issued under the ESPP during fiscal 2000, 1999, and 1998, respectively. At March 31, 2000, 297,122 shares have been issued under the ESPP since its inception.

     The Company's shareholders have also adopted the Non-Employee Director Stock Purchase Plan (the "Directors Purchase Plan"). Under the terms of the Directors Purchase Plan, non-employee members of the Board of Directors may elect to have their fees invested in BTG common stock at a price equal to the lower of 100% of the fair market value of a company share on the beginning or ending date of the election period. The election period is the 12-month period beginning on October 1 of each year. The maximum number of shares that may be issued under the Directors Purchase Plan is 100,000. During fiscal 2000, 19,169 shares of common stock, valued at approximately $126,000, were issued under the Directors Purchase Plan. During fiscal 1999, 18,961 shares of common stock, valued at approximately $128,000, were issued under the Directors Purchase Plan. During fiscal 1998, 6,068 shares of common stock valued at approximately $85,000, were issued under the Directors Purchase Plan. At March 31, 2000, 44,500 shares have been issued under the Directors Purchase Plan since its inception.

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

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

     Company contributions to the 401(k) plan were approximately $2.4 million, $1.6 million, and $2.0 million, in fiscal 2000, 1999 and 1998, respectively.

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

                                                                   FISCAL YEARS ENDED
                                                                       MARCH 31,
                                                         --------------------------------------
                                                          2000           1999            1998
                                                         ------         ------         --------
Net income (loss)                    As reported         $4,439         $1,996         $(35,223)
                                     Pro forma           $4,005         $1,739         $(35,463)
Diluted earnings (loss)              As reported         $ 0.49         $ 0.23         $  (4.12)
  per share                          Pro forma           $ 0.44         $ 0.20         $  (4.15)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants during the years ended March 31, 2000, 1999 and 1998, respectively:

                                                             FISCAL YEARS ENDED
                                                                  MARCH 31,
                                                       -------------------------------
                                                         2000       1999       1998
                                                       ---------  ---------  ---------
Dividend yield.......................................     0.0%       0.0%       0.0%
Expected volatility..................................    66.6%      60.0%      50.0%
Risk-free interest rate..............................     6.5%       5.1%       6.0%
Forfeiture rate......................................     6.0%       6.0%       6.0%
Expected life........................................  3-7 years  3-8 years  3-7 years

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The following table summarizes information about fixed employee stock options outstanding at March 31, 2000:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
                   Number      Weighted-Average                        Number
   Range of      Outstanding      Remaining       Weighted-Average   Exercisable   Weighted-Average
Exercise Prices  at 3/31/00    Contractual Life    Exercise Price    at 3/31/00     Exercise Price
---------------  -----------   ----------------   ----------------   -----------   ----------------
$ 5.78-$ 8.63       795,092          8.75              $6.51           205,573          $ 6.50
$ 7.75-$10.32       616,668          8.65               9.49            64,969            9.67
$18.25-$20.08        54,668          7.01               7.01            18,678           18.74
 -------------    ---------          ----              -----           -------          ------
$ 5.78-$20.08     1,466,428          8.64              $8.22           289,220          $ 8.00
                  =========          ====              =====           =======          ======

     The per share weighted-average fair value of stock options granted during fiscal 2000, 1999, and 1998 was $9.46, $3.99, and 7.22, respectively.

10.  EARNINGS PER SHARE

     The following table illustrates the calculation of basic and diluted earnings (loss) per share results for fiscal 2000, 1999 and 1998 (in thousands, except per share data):

                                                                FISCAL YEARS ENDED
                                                                    MARCH 31,
                                                            --------------------------
                                                             2000     1999      1998
                                                            ------   ------   --------
Income (loss) from continuing operations..................  $4,555   $2,761   $(29,081)
                                                            ======   ======   ========
Weighted average common stock shares outstanding during
  the period (used in the calculation of basic per share
  results)................................................   8,853    8,774      8,540
Dilutive effect of common stock options and common stock
  purchase warrants.......................................     182       53         --
                                                            ------   ------   --------
Weighted average common stock and potentially dilutive
  securities outstanding during the period (used in the
  calculation of diluted per share results)...............   9,035    8,827      8,540
                                                            ======   ======   ========
Basic earnings (loss) per share from continuing
  operations..............................................  $ 0.51     0.32   $  (3.40)
                                                            ======   ======   ========
Diluted earnings (loss) per share from continuing
  operations..............................................  $ 0.50     0.32   $  (3.40)
                                                            ======   ======   ========

     Outstanding common stock options and common stock purchase warrants were not included in the calculation of diluted per share results for fiscal 1998, since the effect of which would result in antidilutive per share results given the Company's loss from continuing operations during that period.

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

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The major components of the initial restructuring charge were as follows (in thousands):

                                                              FISCAL YEAR ENDED
                                                               MARCH 31, 1998
                                                              -----------------
Impairment of goodwill......................................       $13,694
Loss on sale and disposal of Division assets................         9,943
Estimated impairment of retained Division assets............         9,282
Reserve for future facility and operating lease
  commitments...............................................         3,504
Accrued employee compensation and severance costs...........         1,622
Other accrued reserves and costs............................           429
                                                                   -------
                                                                   $38,474
                                                                   =======

     At March 31, 1998, the Company had outstanding accruals and reserves of approximately $14.6 million for restructuring costs established during fiscal 1998. During fiscal 1999, approximately $7.5 million of these accruals and reserves were utilized against the estimated impairment of retained Division assets, the reserve established for facility and operating lease commitments, accrued employee severance costs, and certain other accrued reserves. An additional charge of $1.8 million, related to an adjustment to the estimated impairment of retained Division assets and additional facility costs, was recorded during fiscal 1999. During fiscal 2000, an additional $8.3 million of these accruals and reserves were utilized against the estimated impairment of retained Division assets, the reserve established for facility and operating lease commitments, and certain other accrued reserves.

     At March 31, 2000 and 1999, the Company had remaining restructuring accruals and reserves outstanding as follows (in thousands):

                                                                MARCH 31,
                                                              -------------
                                                              2000    1999
                                                              ----   ------
Reserve for impaired Division assets........................  $ --   $7,284
Reserve for future facility and operating lease
  commitments...............................................   586    1,584
                                                              ----   ------
                                                              $586   $8,868
                                                              ====   ======

12.  DISCONTINUED OPERATIONS

     During the year ended March 31, 1999, the Company's Board of Directors approved a management plan to dispose of a retail computer store operated by the Company. In connection with this discontinued operation, the Company recorded losses during fiscal 1999 of approximately $717,000, net of the related income tax benefits. An additional charge of approximately $116,000, net of the related income tax benefits, was recorded during fiscal 2000 upon final sale and disposition of the operation.

     During the year ended March 31, 1997, the Company formed a new subsidiary, Community Networks, Inc. ("CNI"), for the purpose of providing local communities with high-speed Internet access, specialized intranets, and electronic commerce capability on a subscriber fee-based model. The subscriber base did not grow as rapidly as was initially anticipated and the Company discontinued the operations of CNI during fiscal 1998. As a result, losses of approximately $4.2 million, net of the related income tax benefits, were recognized during fiscal 1998.

     Net losses from the Company's discontinued operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. Prior year reported results have been reclassified in order to provide for consistent presentation.

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Operating results from the Company's discontinued operations are as follows (in thousands):

                                                                FISCAL YEARS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                              2000    1999     1998
                                                              ----   ------   -------
Operating revenues..........................................  $972   $2,033   $ 3,260
Loss before income taxes....................................   (75)    (411)   (3,472)
Loss from discontinued operations, net of income taxes......   (42)    (251)   (2,147)

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

     In February 1999, BTG and GTSI entered into a series of agreements in order to settle a number of issues which arose subsequent to the APA. Under the terms of the new agreements, BTG transferred to GTSI all of the cash portion of the escrow and 200,000 shares of the GTSI common stock being held in the escrow. In addition, BTG granted GTSI the option to purchase, at a per-share price of $5.25, the remaining GTSI

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

shares held by BTG. This option has a term of five years; however, BTG has the right to sell its shares to an unrelated third party with the consent of GTSI. Upon a sale of these shares during the option term to any party other than GTSI, the agreement obligates BTG to pay GTSI a per-share amount of $0.50. In addition, as part of the February 1999 agreements, BTG agreed to assign to GTSI responsibility for certain contracts awarded to BTG's product reselling division in a prior year. During fiscal 1999, approximately $93.6 million of product sales revenue was recognized by BTG from these contracts under which GTSI was used as the subcontractor. An unusual charge of approximately $1.2 million was recognized by the Company during fiscal 1999 as a result of these agreements.

     Also in February 1999, BTG and GTSI entered into an agreement under which GTSI issued a note payable to BTG as consideration for the purchase by GTSI of 400,000 shares of the GTSI common stock held by BTG. These shares were sold at $5.00 per share. The note, which bears interest at an annual rate of 8.0%, is payable in three annual installments beginning on January 31, 2000. During fiscal 2000 and 1999, the Company recognized interest income of approximately $164,000 and $21,000, respectively from this note. In January 2000, the Company received payment for the first installment of this note, $500,000 of principal, plus accrued interest of approximately $156,000.

     The 1.3 million shares of GTSI common stock held by BTG at March 31, 2000 and 1999 have been classified as restricted investments in the accompanying consolidated balance sheets. BTG's investment in GTSI at March 31, 2000 represents less than 20% of GTSI's outstanding shares and BTG does not have the ability to exercise significant influence over the operating or financial policies of GTSI. Accordingly, the Company carries this investment at cost.

14.  BUSINESS COMBINATIONS

     On January 26, 1999, BTG completed the acquisition of STAC, Inc. ("STAC") an analysis and software development company headquartered in Fairfax, Virginia. The Company purchased all of the common stock of STAC for approximately $6.4 million, $1.5 million of which was contingent on certain stock market indices which were subsequently satisfied. The Company accounted for this acquisition using the purchase method of accounting and accordingly, the results of operations of STAC have been included in the Company's consolidated statements of operations since the date of the acquisition. The purchase price was allocated to net tangible and identifiable intangible assets and liabilities based on estimates of their fair value as of the date of acquisition. The excess of purchase price over the estimated fair value of net tangible and identifiable intangible assets and liabilities acquired of approximately $6.8 million was allocated to goodwill and is being amortized on a straight-line basis over the expected period of benefit, 20 years. In addition, the Company entered into retention agreements with certain former employees of STAC which provide for an aggregate payment of up to $700,000 over a three-year period if the employees remain with BTG. This acquisition does not have a material effect on pro forma operations.

     In June 1997, the Company acquired, for $10.0 million in cash, all of the outstanding capital stock of Nations, Inc. ("Nations"), a systems engineering and software development company headquartered in Tinton Falls, New Jersey. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Nations have been included in the Company's consolidated statements of operations since the date of acquisition, June 12, 1997. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired of approximately $6.9 million has been recorded as goodwill and is being amortized on a straight-line basis over the expected period of benefit, 30 years. In connection with the acquisition, the Company also entered into both non-compete and employment agreements with several members of Nations' senior management.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and Nations as if the acquisition had occurred as of the beginning of the fiscal year ended

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

March 31, 1998. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Nations constituted a single entity during such periods.

                                                                   FISCAL YEAR ENDED
                                                                    MARCH 31, 1998
                                                                   -----------------
                                                                      (UNAUDITED)
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............................................                $597,299
Loss before extraordinary items........................                $(33,157)
Net loss...............................................                $(35,035)
Loss per common share..................................                $  (4.10)

     In February 2000, the Company entered into a letter of intent to acquire substantially all of the assets of the enterprise network solutions division of SSDS, Inc. This division has approximately 160 employees who provide client-server and web-based network security, enterprise management, and custom software solutions to federal government, state and local government and commercial customers. Under the terms of this acquisition, which was finalized in April 2000, the Company purchased the assets of this entity for approximately $14.0 million.

15.  COMMITMENTS AND CONTINGENCIES

  Audit Review

     Substantially all payments to the Company under cost-reimbursable Government contracts are provisional payments which are subject to adjustment upon audit by the Defense Contract Audit Agency or other regulatory agency. Audits through fiscal 1997 have been completed and final rates have been established. Audits for 1998 and subsequent years are not expected to result in a material adverse effect on the Company's consolidated financial position.

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

  Leases

     The Company leases office space and equipment under certain operating lease agreements expiring at various dates through June 2012. Most leases include provisions for periodic rent escalations based on changes in various economic indices. Rent expense in fiscal 2000, 1999 and 1998 was $6.2 million, $6.3 million, and $8.9 million, respectively.

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Future minimum lease payments on non-cancelable operating leases, including sublease commitments, were as follows on March 31, 2000 (in thousands):

              FISCAL YEARS ENDING                    GROSS       SUBLEASE         NET
                   MARCH 31,                      COMMITMENTS   COMMITMENTS   COMMITMENTS
              -------------------                 -----------   -----------   -----------
     2001.......................................    $ 8,090       $2,443        $ 5,647
     2002.......................................      4,862          315          4,547
     2003.......................................      4,200           --          4,200
     2004.......................................      3,841           --          3,841
     2005.......................................      3,753           --          3,753
     Thereafter.................................     31,387           --         31,387
                                                    -------       ------        -------
                                                    $56,133       $2,758        $53,375
                                                    =======       ======        =======

16.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     Supplemental cash flow disclosures, not presented elsewhere in the consolidated footnotes, are as follows:

                                                                 FISCAL YEARS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                               ----     ----     ----
Cash paid during the year for (in thousands):
     Interest...............................................  $1,981   $4,248   $7,605
     Income taxes...........................................  $1,657   $  693   $1,449

     During fiscal 1999, the Company obtained approximately $814,000 of internal-use software through the conversion of amounts paid to a major software company in a prior year. The original payments were made as advanced royalties against future sales by BTG of certain products of the software company.

     In connection with the Company's business combination in fiscal 1999, liabilities were assumed as follows (in thousands):

Fair value of tangible and intangible assets acquired.......  $ 9,775
Cash paid and notes payable issued..........................   (6,351)
                                                              -------
Liabilities assumed.........................................  $ 3,424
                                                              =======

17.  SEGMENT REPORTING

     Under Statement 131, BTG had two reportable segments: the Systems Business and the Product Reselling Business. The Company provides systems development, integration, engineering and network design, and security expertise services under the Systems Business. Under the Product Reselling Business, the Company resells computer hardware and software. The accounting policies of these segments are the same as those described in the summary of significant accounting policies. In February 1998, pursuant to a restructuring plan approved by BTG's Board of Directors, the Company began to phase out its operating activities in the Product Reselling Business. Accordingly, there was no operating activity in the Product Reselling Business in fiscal 2000 and the Company does not anticipate any operating activity in the Product Reselling Business segment in future periods. In addition, the Company had no assets associated with the Product Reselling Business at March 31, 2000.

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Selected financial data for the Company's operating segments is summarized as follows (in thousands):

                                                              AS OF OR FOR THE FISCAL YEAR
                                                                    ENDED MARCH 31,
                                                              ----------------------------
                                                                 1999             1998
                                                              -----------      -----------
Revenues:
     Systems Business.......................................   $222,868         $175,937
     Product Reselling Business.............................     93,567          410,800
                                                               --------         --------
                                                               $316,435         $586,737
                                                               --------         --------
Depreciation and amortization expense:
     Systems Business.......................................   $  2,249         $  2,265
     Product Reselling Business.............................         --            2,118
                                                               --------         --------
                                                               $  2,249         $  4,383
                                                               --------         --------
Restructuring charge:
     Systems Business.......................................   $     --         $     --
     Product Reselling Business.............................      1,796           38,474
                                                               --------         --------
                                                               $  1,796         $ 38,474
                                                               --------         --------
Interest expense, net:
     Systems Business.......................................   $  3,949         $  2,727
     Product Reselling Business.............................         --            5,721
                                                               --------         --------
                                                               $  3,949         $  8,448
                                                               --------         --------
Income (loss) from continuing operations before taxes and
  extraordinary items:
     Systems Business.......................................   $  3,392         $ (2,038)
     Product Reselling Business.............................       (800)         (52,619)
                                                               --------         --------
                                                               $  2,592         $(54,657)
                                                               --------         --------
Total assets:
     Systems Business.......................................   $ 88,632         $114,610
     Product Reselling Business.............................      1,745           97,829
                                                               --------         --------
                                                               $ 90,377         $212,439
                                                               --------         --------

     A reconciliation of segment data to consolidated Company data is as follows (in thousands):

                                                              FOR THE FISCAL YEAR ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                1999            1998
                                                              ---------      ----------
Income (loss) from continuing operations before taxes and
  extraordinary items:
     Segment data...........................................   $ 2,592        $(54,657)
     Gain on sale of investments, net.......................     3,532          20,228
     Unusual charges........................................    (1,201)             --
     Equity in the earnings of affiliates...................        24             589
     Merger-related costs...................................        --          (2,466)
     Other unallocated corporate costs......................      (619)         (1,070)
                                                               -------        --------
                                                               $ 4,328        $(37,376)
                                                               =======        ========

     Approximately 83%, 92%, and 93% in fiscal 2000, 1999, and 1998, respectively, of the Company's revenues resulted from contracts or subcontracts with, and product sales to, the Government. The Company operates principally in the United States.

                           BTG, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized financial data by quarter for fiscal 2000 and 1999 are as follows (in thousands, except per share data). Quarterly revenues and operating income exclude the revenues and operating losses of businesses classified as discontinued operations:

     Fiscal 2000:

                                                                      QUARTER ENDED
                                                          --------------------------------------
                                                          JUNE 30   SEPT 30   DEC 31    MARCH 31
                                                          -------   -------   -------   --------
Revenues................................................  $66,345   $63,911   $59,348   $59,391
Operating income........................................  $ 2,137   $ 2,538   $ 2,478   $ 2,867
Net income..............................................  $   965   $ 1,065   $ 1,134   $ 1,275
Basic earnings per share................................  $  0.11   $  0.12   $  0.13   $  0.14
Diluted earnings per share..............................  $  0.11   $  0.12   $  0.13   $  0.14
Weighted average shares outstanding for basic EPS.......    8,840     8,836     8,839     8,923
Weighted average shares outstanding for diluted EPS.....    8,846     9,062     9,029     9,150

     Fiscal 1999:

                                                                      QUARTER ENDED
                                                          --------------------------------------
                                                          JUNE 30   SEPT 30   DEC 31    MARCH 31
                                                          -------   -------   -------   --------
Revenues................................................  $84,080   $87,683   $84,030   $60,642
Operating income........................................  $   859   $ 1,458   $ 1,126   $ 2,658
Net income (loss).......................................  $    82   $    93   $  (268)  $ 2,089
Basic earnings (loss) per share.........................  $  0.01   $  0.01   $ (0.03)  $  0.24
Diluted earnings (loss) per share.......................  $  0.01   $  0.01   $ (0.03)  $  0.24
Weighted average shares outstanding for basic EPS.......    8,679     8,803     8,796     8,816
Weighted average shares outstanding for diluted EPS.....    8,743     8,819     8,796     8,844

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding the members of the Board of Directors of BTG, please consult the sections entitled "Election of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act" in BTG's definitive proxy statement with respect to our annual meeting of shareholders to be held September 6, 2000 (the "Proxy Statement") to be filed within 120 days after the end of our fiscal year. That information is incorporated herein by reference. Information required to be supplied about the experience of the executive officers is provided in Item 1 of this report. See "Item 1.
Business -- Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     For information regarding compensation of BTG's executive officers, please consult the section entitled "Executive Compensation" appearing in the Proxy Statement. That information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information regarding ownership of BTG's stock, please consult the section entitled "Beneficial Ownership of Common Stock" appearing in the Proxy Statement. That information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding related party transactions, please consult the section entitled "Certain Relationships and Related Transactions" appearing in the Proxy Statement. That information is incorporated herein by reference.

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

         Valuation and Qualifying Accounts                             Schedule VIII
         Statement regarding computation of per share earnings         Exhibit 11
         Independent Auditors' Report on Consolidated Financial
           Statement Schedule                                          Exhibit 99.1
         Independent Auditors' Report on Consolidated Financial
           Statement Schedule                                          Exhibit 99.2

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

          4.1 Specimen certificate of share of Common Stock (incorporated by reference to the Company's registration statement on Form
                S-8 (File No. 33-97302)).
         10.1 Amended and Restated Business Loan and Security Agreement, dated October 31, 1997, among BTG, Inc. and its subsidiaries and NationsBank, N.A. (incorporated by reference to the Company's registration statement on Form S-4 (File No.
                333-40917)).
         10.2   First Modification to Amended and Restated Business Loan and
                Security Agreement, dated February 24, 1998, by and among
                BTG, Inc. and its Subsidiaries and NationsBank, N.A.
                (incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998).
         10.3 Second Modification to Amended and Restated Business Loan and Security Agreement, dated June 24, 1998, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A.
                (incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998).
         10.4   Third Modification to Amended and Restated Business Loan and
                Security Agreement, dated November 9, 1998, by and among
                BTG, Inc. and its subsidiaries, NationsBank, N.A. and Fleet
                Capital Corporation (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30,
                1998).
         10.5 Fourth Modification to Amended and Restated Business Loan and Security Agreement, dated January 26, 1999, by and among BTG, Inc. and its subsidiaries, NationsBank, N.A. and Fleet
                Capital Corporation (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31,
                1998).
         10.6   Fifth Modification to Amended and Restated Business Loan and
                Security Agreement, dated April 19, 2000, by and among BTG,
                Inc. and its subsidiaries, Bank of America, N.A. and Fleet
                Capital Corporation.
         10.7 1995 Employee Stock Option Plan (incorporated by reference to the Company's Registration statement on Form S-8 (File
                No. 333-10473)).*
         10.8 Employee Stock Purchase Plan (incorporated by reference to the Company's Registration statement on Form S-8 (File No.
                333-10473)).*
         10.9   Annual Leave Stock Plan (incorporated by reference to the
                Company's registration statement on Form S-8 (File No.
                33-97302)).*
         10.10 Directors Stock Option Plan (incorporated by reference to the Company's Form 10-K for the year ended March 31, 1996).*
         10.11 Non-Employee Director Stock Purchase Plan (incorporated by reference to the Company's registration statement on Form
                S-1 (File No. 333-14767)).*
         10.12  Employment Agreement between the Company and Edward H.
                Bersoff (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-85854)).*
         10.13 Asset Purchase Agreement, dated February 28, 2000, by and between BTG, Inc. and SSDS, Inc. as amended April 17, 2000.
         10.14  Asset Purchase Agreement, dated February 12, 1998, among
                BTG, Inc., BTG Technology Systems, Inc., Concept Automation,
                Inc. of America and Government Technology Services, Inc.
                (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1997).
         10.15  Standstill Agreement, dated February 12, 1998, among BTG,
                Inc. and Government Technology Services, Inc. (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1997).
         10.16  Certificate of Designations, Preferences and Rights of
                Series C 8% Cumulative Redeemable Convertible Preferred
                Stock (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1997).

         11     Statement regarding computation of per share earnings.
         21     Subsidiaries of the Registrant.
         23.1   Consent of Independent Auditors -- Deloitte & Touche LLP.
         23.2   Consent of Independent Auditors -- KPMG LLP.
         27     Financial Data Schedule.
         99.1   Independent Auditors' Report of Deloitte & Touche LLP.
         99.2   Independent Auditors' Report of KPMG LLP.

        -----------------------

        * Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K:

         August 4, 1999            BTG reported that KPMG LLP's appointment as certifying
                                   accountants was terminated and Deloitte & Touche LLP was
                                   engaged as certifying accountants.
         December 23, 1999         BTG reported that our Board of Directors authorized an
                                   amendment to the outstanding shareholder rights agreement
                                   which increased the shareholder ownership threshold for
                                   Heartland Advisors, Inc. to 1,950,000 shares of BTG common stock in order to permit Heartland to make open-market
                                   purchases of additional shares without being deemed an
                                   "Acquiring Person" under the terms of the shareholder
                                   rights agreement.

     (c) Exhibits to this Form 10-K are filed herewith, unless incorporated by reference.

     (d) Schedules to this Form 10-K are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of June, 2000.

                                                        BTG, INC.
                                          --------------------------------------
                                                        Registrant

                                          By:     /s/ EDWARD H. BERSOFF
                                            ------------------------------------
                                                     Edward H. Bersoff
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 29, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                  /s/ EDWARD H. BERSOFF                Chairman of the Board and Chief Executive
-----------------------------------------------------    Officer (Principal Executive Officer)
                  Edward H. Bersoff

                 /s/ TODD A. STOTTLEMYER               Chief Financial and Administrative Officer
-----------------------------------------------------    (Principal Accounting Officer)
                 Todd A. Stottlemyer

                    /s/ RUTH M. DAVIS                  Director
-----------------------------------------------------
                    Ruth M. Davis

                    /s/ ALAN G. MERTEN                 Director
-----------------------------------------------------
                   Alan G. Merten

                   /s/ RAYMOND T. TATE                 Director
-----------------------------------------------------
                   Raymond T. Tate

                   /s/ RONALD L. TURNER                Director
-----------------------------------------------------
                  Ronald L. Turner

                  /s/ DONALD M. WALLACH                Director
-----------------------------------------------------
                  Donald M. Wallach

                  /s/ EARLE C. WILLIAMS                Director
-----------------------------------------------------
                  Earle C. Williams

                                                                   SCHEDULE VIII

                           BTG, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR FISCAL YEARS ENDED MARCH 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                              BALANCE                                 OTHER       BALANCE
                                                AT                                   CHANGES        AT
                                             BEGINNING   ADDITIONS                  ADDITIONS     END OF
                                              OF YEAR     AT COST    RETIREMENTS   (DEDUCTIONS)    YEAR
                                             ---------   ---------   -----------   ------------   -------
  FISCAL YEAR ENDED
     MARCH 31, 2000
       Allowances for doubtful accounts
          receivable.......................   $2,638      $  605       $2,200         $  --       $1,043
       Allowances for inventory
          obsolescence.....................      700          --          365          (247)          88
       Allowances for income tax
          valuations.......................      133          --           --            --          133
                                              ------      ------       ------         -----       ------
                                              $3,471      $  605       $2,565         $(247)      $1,264
                                              ======      ======       ======         =====       ======
  FISCAL YEAR ENDED
     MARCH 31, 1999
       Allowances for doubtful accounts
          receivable.......................   $3,183      $  286       $  831         $  --       $2,638
       Allowances for inventory
          obsolescence.....................    1,675          80        1,055            --          700
       Allowances for income tax
          valuations.......................      550                      417            --          133
                                              ------      ------       ------         -----       ------
                                              $5,408      $  366       $2,303         $  --       $3,471
                                              ======      ======       ======         =====       ======
  FISCAL YEAR ENDED
     MARCH 31, 1998
       Allowances for doubtful accounts
          receivable.......................   $1,002      $3,043       $  862         $  --       $3,183
       Allowances for inventory
          obsolescence.....................      950       2,090        1,365            --        1,675
       Allowances for income tax
          valuations.......................       --         550           --            --          550
                                              ------      ------       ------         -----       ------
                                              $1,952      $5,683       $2,227         $  --       $5,408
                                              ======      ======       ======         =====       ======