Form 10-Q
period 2000-06-30
BTG INC /VA/
filed 2000-08-14
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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


   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


            CLASS                               OUTSTANDING AT AUGUST 10, 2000
            -----                               ------------------------------

         COMMON STOCK                                    9,003,767

                                    BTG, INC.

                               INDEX TO FORM 10-Q


                                                                               PAGE
                                                                               NUMBER
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Interim Balance Sheets, June 30, 2000 (unaudited)
              and March 31, 2000                                                 3

            Consolidated Interim Statements of Operations for the three
              months ended June 30, 2000 and 1999 (unaudited)                    4

            Consolidated Interim Statements of Cash Flows for the
              three months ended June 30, 2000 and 1999 (unaudited)              5

            Notes to Consolidated Interim Financial Statements (unaudited)       6-7


  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            8-11


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                     12

  Item 2.  Changes in Securities                                                 12

  Item 3.  Defaults Upon Senior Securities                                       12

  Item 4.  Submission of Matters to a Vote of Security Holders                   12

  Item 5.  Other Information                                                     12

  Item 6.  Exhibits and Reports on Form 8-K                                      12


SIGNATURES                                                                       14


EXHIBIT INDEX                                                                    15

PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                       CONSOLIDATED INTERIM BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       JUNE 30,           MARCH 31,
                                                                                         2000               2000
                                                                                      ---------          ---------
                                                                                     (unaudited)
ASSETS
Current assets:
 Investments, at fair value .................................................         $     154          $      --
 Receivables, net ...........................................................            69,262             69,352
 Inventory, net .............................................................               744                507
 Prepaid expenses and other .................................................             3,374              3,528
                                                                                      ---------          ---------
   Total current assets .....................................................         $  73,534          $  73,387
                                                                                      ---------          ---------


Property and equipment, net .................................................             9,297              9,043
Goodwill, net ...............................................................            23,975             14,551
Restricted investments ......................................................             6,429              6,429
Notes receivable ............................................................             1,000              1,000
Other .......................................................................               802              2,972
                                                                                      ---------          ---------
                                                                                      $ 115,037          $ 107,382
                                                                                      =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt .......................................         $   3,200          $      --
 Accounts payable ...........................................................            19,208             21,342
 Accrued expenses ...........................................................            12,974             12,840
 Other ......................................................................             1,874              1,644
                                                                                      ---------          ---------
   Total current liabilities ................................................         $  37,256          $  35,826

Line of credit ..............................................................            30,888             30,466
Long-term debt, excluding current maturities ................................             4,267                 --
Other .......................................................................               857                877
                                                                                      ---------          ---------
   Total liabilities ........................................................         $  73,268          $  67,169
                                                                                      ---------          ---------

Shareholders' equity:
 Preferred stock:
   No par value, 982,500 shares authorized; no shares issued or outstanding .         $      --          $      --
   $0.01 par value, 17,500 shares authorized; no shares issued or outstanding                --                 --
 Common stock, no par value, 20,000,000 shares authorized; 9,003,066 and 8,985,812 shares issued and outstanding at June 30, 2000
  and March 31, 2000, respectively ..........................................            54,428             54,308
 Accumulated deficit ........................................................           (12,650)           (14,095)
 Unrealized holding losses on investments, net of income taxes ..............                (9)                --
                                                                                      ---------          ---------
   Total shareholders' equity ...............................................         $  41,769          $  40,213
                                                                                      ---------          ---------
                                                                                      $ 115,037          $ 107,382
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

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED
                                                                   JUNE 30,
                                                         --------------------------
                                                           2000              1999
                                                         --------          --------
Revenue:
 Contract revenue ..............................         $ 56,626          $ 50,569
 Product sales .................................            3,297            15,776
                                                         --------          --------
                                                           59,923            66,345

Direct costs:
 Contract costs ................................           37,286            33,368
 Cost of product sales .........................            3,211            15,457
                                                         --------          --------
                                                           40,497            48,825

Indirect, general and administrative
 expenses ......................................           15,784            15,209
Amortization expense ...........................              256               174
                                                         --------          --------
                                                           56,537            64,208
                                                         --------          --------
Operating income ...............................            3,386             2,137

Interest expense, net ..........................             (822)             (429)
Loss on conversion of investment ...............              (50)               --
                                                         --------          --------
Income before income taxes .....................            2,514             1,708
Provision for income taxes .....................            1,069               743
                                                         --------          --------

Net income .....................................         $  1,445          $    965
                                                         ========          ========




Basic earnings per share .......................         $   0.16          $   0.11
                                                         ========          ========

Diluted earnings per share .....................         $   0.16          $   0.11
                                                         ========          ========



Weighted average shares outstanding (used in the
 calculation of basic per share results) .......            8,988             8,840
                                                         ========          ========

Weighted average shares outstanding (used in the
 calculation of diluted per share results) .....            9,110             8,846
                                                         ========          ========


             See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                             --------------------------
                                                                               2000              1999
                                                                             --------          --------
Cash flows from operating activities:
Net income .........................................................         $  1,445          $    965
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
 Depreciation and amortization .....................................              634               654
 Reserves for accounts receivable and inventory ....................               --                90
 Loss on disposals of property and equipment .......................               16                --
 Loss on conversion of investment ..................................               50                --
Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
  (Increase) decrease in receivables ...............................            5,579           (10,622)
  (Increase) decrease in inventory .................................             (237)              (83)
  (Increase) decrease in prepaids and other current assets .........              154              (482)
  (Increase) decrease in other non-current assets ..................            2,096                (5)
  Increase (decrease) in accounts payable ..........................           (2,530)            5,288
  Increase (decrease) in accrued expenses ..........................           (1,425)              770
  Increase (decrease) in other liabilities .........................              979               101
                                                                             --------          --------
      Net cash provided by (used in) operating activities ..........         $  6,761          $ (3,324)
                                                                             --------          --------

Cash flows from investing activities:
 Purchases of property and equipment ...............................             (191)           (1,177)
 Purchase of subsidiary, net of cash acquired ......................          (14,502)               --
 Proceeds from conversion of investment ............................               30                --
                                                                             --------          --------
      Net cash provided by (used in) investing activities ..........         $(14,663)         $ (1,177)
                                                                             --------          --------

Cash flows from financing activities:
 Net advances under line of credit .................................              422             4,668
 Proceeds from issuance of long-term debt ..........................            8,000                --
 Principal payments on long-term debt and capital lease
  obligations.......................................................             (540)              (30)
 Payment of debt issue costs .......................................             (100)               --
 Purchases of treasury stock .......................................               --              (229)
 Proceeds from the issuance of common stock ........................              120                92
                                                                             --------          --------
      Net cash provided by (used in) financing activities ..........         $  7,902          $  4,501
                                                                             --------          --------

Increase (decrease) in unrestricted cash and equivalents ...........               --                --
Unrestricted cash and equivalents, beginning of period .............               --                --
                                                                             --------          --------


Unrestricted cash and equivalents, end of period ...................         $     --          $     --
                                                                             ========          ========


             See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.   BASIS OF PRESENTATION

      BTG, Inc. and Subsidiaries ("we" or the "Company") have prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements include, in the opinion of our management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report to Shareholders for the fiscal year ended March 31, 2000. The results of operations for the three-month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2001.


2.    COMPREHENSIVE INCOME

      We adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130") during fiscal 1999. Statement 130 established standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three-month period ended June 30, 1999, we had no comprehensive income. We did have other comprehensive income resulting from unrealized holding gains on available-for-sale investments for the three-month period ended June 30, 2000 as follows (in thousands):

      Net income .......................................         $ 1,445

      Other comprehensive income:
        Unrealized loss on investments, net of an income
           tax benefit of $7 ...........................              (9)
                                                                 -------

      Comprehensive income .............................         $ 1,436
                                                                 =======


3.   BUSINESS COMBINATION

      On April 19, 2000, we purchased substantially all of the net assets of the enterprise network solutions division, of SSDS Inc. of Colorado, for approximately $13.8 million, exclusive of our closing costs. We accounted for this acquisition using the purchase method of accounting and, accordingly, the division's results of operations have been included in the Company's consolidated statements of operations since the date of the acquisition. The purchase price was allocated to net tangible and identifiable intangible assets and liabilities based on preliminary estimates of their fair value as of the date of acquisition. The excess of purchase price over the estimated fair value of net tangible and identifiable intangible assets and liabilities acquired of approximately $9.7 million was allocated to goodwill and is being amortized on a straight-line basis over the expected period of benefit, 20 years. The final allocation of the purchase price will be determined during the subsequent fiscal year when preliminary studies and other estimates are final. This business combination does not have a material effect on pro forma operations.


4.   LONG-TERM DEBT

      On April 19, 2000, we issued two term notes totaling $8.0 million to each of the two financial institutions that lend to us under our line of credit facility. The principal under these notes is due in 30 equal installments beginning on May 1, 2000. Additionally, a quarterly payment is required to reduce the principal balance in excess of an established threshold. The notes bear interest at the lender's prime rate. We used the proceeds from the term notes to finance the SSDS business combination.


5.    REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 1 must be adopted by the fourth quarter of 2000. We are in the process of evaluating the potential impact of SAB No. 101 on our financial position and results of operations.


 6.  RECLASSIFICATION

      Certain amounts in the prior period's interim financial statements have been reclassified to conform to the fiscal 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE MATTERS DISCUSSED IN THIS FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS OR UNCERTAINTIES. WHILE FORWARD-LOOKING STATEMENTS ARE SOMETIMES PRESENTED WITH NUMERICAL SPECIFICITY, THEY ARE BASED ON VARIOUS ASSUMPTIONS MADE BY MANAGEMENT REGARDING FUTURE CIRCUMSTANCES OVER MANY OF WHICH THE COMPANY HAS LITTLE OR NO CONTROL. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY WORDS INCLUDING "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND SIMILAR EXPRESSIONS. THE COMPANY CAUTIONS READERS THAT FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, THOSE RELATING TO THE COMPANY'S FUTURE BUSINESS PROSPECTS, REVENUES, WORKING CAPITAL, LIQUIDITY, AND INCOME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM FORWARD-LOOKING STATEMENTS INCLUDE THE CONCENTRATION OF THE COMPANY'S REVENUES FROM GOVERNMENT CLIENTS, RISKS INVOLVED IN CONTRACTING WITH THE GOVERNMENT, DIFFICULTIES THE COMPANY MAY HAVE IN ATTRACTING, RETAINING AND MANAGING PROFESSIONAL AND ADMINISTRATIVE STAFF, FLUCTUATIONS IN QUARTERLY RESULTS, RISKS RELATED TO ACQUISITIONS, RISKS RELATED TO COMPETITION AND THE COMPANY'S ABILITY TO CONTINUE TO WIN AND PERFORM EFFICIENTLY ON GOVERNMENT CONTRACTS, AND OTHER RISKS AND FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SEC, INCLUDING THOSE IDENTIFIED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (SEC FILE NO. 333-16899) WHICH HEREBY IS INCORPORATED BY REFERENCE. SHOULD ONE ON MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.


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

      Since BTG's founding, we have provided highly sophisticated software-based solutions to our customers, especially to those in the United States Government and its agencies and departments ("the Government") defense intelligence community. More recently, we have seen that the skills we have developed in working with Government agencies are increasingly useful for commercial and state and local government customers and, in this regard, we have seen that a larger percentage of our revenues has come from these customers. We believe that our key competencies include our skills in the areas of (i) information and network security, (ii) electronic commerce, (iii) technology in schools, (iv) geographic information systems, (v) Microsoft and Remedy services and solutions,
(vi) modeling, simulation and training, (vii) integrated logistics support, and
(viii) enterprise support services and network management.

      We have an experienced management team and over 1,600 employees with approximately 1,500 technical and professional degrees and certifications. Due to the secure nature of much of the work that we do in the Government defense and intelligence markets, over 50% of our employees have received Secret or Top Secret security clearances from the Government. Our customers include the four U.S. armed forces, many of the U.S. intelligence and civilian agencies, a variety of commercial entities including Bell Atlantic, Federal Express, and NCR, and a number of state and local governments in Colorado, Florida, North Carolina and Oklahoma. We are headquartered in Fairfax, Virginia and have employees in over 93 locations worldwide.


RESULTS OF OPERATIONS

      The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:

                                                                                                 % PERIOD-TO-PERIOD
                                                                                                 INCREASE (DECREASE)
                                                                 PERCENTAGE OF REVENUE                 OF DOLLARS
                                                                 ---------------------                 ----------
                                                                                                  THREE MONTHS ENDED
                                                                                                     JUNE 30, 2000
                                                                   THREE MONTHS ENDED                 COMPARED TO
                                                                         JUNE 30,                  THREE MONTHS ENDED
                                                                2000                 1999             JUNE 30, 1999
                                                                ----                 ----             -------------
Revenue:
  Contract revenue ..............................                94.5%                76.2%                12.0%
  Product sales .................................                 5.5                 23.8                (79.1)
   Total revenue ................................               100.0                100.0                 (9.7)
Direct costs:
  Contract costs (as a % of contract revenue) ...                65.8                 66.0                 11.7
  Cost of product sales (as a % of product sales)                97.4                 98.0                (79.2)
   Total direct costs (as a % of total revenues)                 67.6                 73.6                (17.1)
Indirect, general and administrative expenses ...                26.3                 22.9                  3.8
Amortization expense ............................                 0.4                  0.3                 47.1
Operating income ................................                 5.7                  3.2                 58.4
Interest expense, net ...........................                 1.4                   .6                 91.6
Loss on conversion of investment ................                 0.1                   --                  (A)
Income before income taxes ......................                 4.2                  2.6                 47.2
Provision for income taxes ......................                 1.8                  1.1                 43.9
Net income ......................................                 2.4                  1.5                 49.7


(A) There was no expense or income in the comparison year.




Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

      REVENUES

      During the three months ended June 30, 2000, we had a net decrease in revenue of $6.4 million, or 9.7%, from the three months ended June 30, 1999. Contract revenue increased $6.1 million, or 12.0%, from the comparable period of the prior year, while product sales decreased $12.5 million, or 79.1%, from the same period of the prior year. The increase in our contract revenue was due to increases in our services and solutions business and revenue generated by new contracts associated with the SSDS business combination. The decrease in our product sales was principally due to management's decision to discontinue our remaining product reselling contracts.

      DIRECT COSTS

      Direct costs, expressed as a percentage of total revenue, decreased from 73.6% for the three months ended June 30, 1999 to 67.6% for the three months ended June 30, 2000, primarily due to the higher percentage of contract related business. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue remained consistent at 65.8% in the three months ended June 30, 2000 compared to 66.0% in the three months ended June 30, 1999. Cost of product sales as a percentage of product sales decreased only slightly from

98.0% in the three months ended June 30, 1999 to 97.4% in the three months ended June 30, 2000.

      INDIRECT, GENERAL AND ADMINISTRATIVE EXPENSES

      Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal preparation, and research and development. Indirect, general and administrative expenses for the three months ended June 30, 2000 increased by $575,000, or 3.8%, from the same period in 1999, principally due to the increased contract revenue activities. However, expressed as a percentage of contract revenues, indirect, general and administrative expenses decreased for the three months ended June 30, 2000 to 27.9% from 30.1% in the three months ended June 30, 1999. This decrease reflects the Company's continued emphasis on cost containment and the reduction of non-strategic costs.

      AMORTIZATION EXPENSE

      Our amortization expense, which results from the amortization of goodwill, increased by $82,000 in the three months ended June 30, 2000 as compared with the comparable period of the prior year. This was due to the additional goodwill associated with the SSDS business combination.

      INTEREST EXPENSE

      Interest expense for the three months ended June 30, 2000 increased by $393,000 from the comparable period of the prior year. This increase was principally due to the additional debt obtained to finance the SSDS business combination as well as from higher debt levels associated with financing a larger amount of receivables.

      PROVISION FOR INCOME TAXES

      Income tax expense, as a percentage of income before income taxes, decreased to 42.5% in the three months ended June 30, 2000, from 43.5% in the comparable period of the prior year. The lower effective tax rate in the three months ended June 30, 2000 is largely attributable to a reduction in the Company's non-deductible goodwill amortization expense as a percentage of pre-tax income.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is hereby incorporated by reference to the Company's annual report on Form 10-K for the year ended March 31, 2000, filed with the SEC on June 29, 2000. There have been no material changes in the Company's market risk from that disclosed in the Company's 2000 Form 10-K.


LIQUIDITY AND CAPITAL RESOURCES

      OPERATING ACTIVITIES

      Operating activities during the three months ended June 30, 2000 provided net cash of approximately $6.8 million. This largely resulted from a $5.6 million decrease in receivables, which was due to improved collections of our outstanding customer invoices. Additionally, we had net income of $1.4 million and a decrease in other noncurrent assets of $2.1 million that related to the escrow associated with the SSDS business combination which was paid in

February 2000. These amounts were partially offset by decreases in both accounts payable and accrued expenses.

      INVESTING ACTIVITIES

      Our investing activities used $14.7 million during the three months ended June 30, 2000. This was primarily due to the SSDS business combination in April 2000.

      FINANCING ACTIVITIES

      During the three months ended June 30, 2000, our financing activities provided cash of approximately $7.9 million. This resulted primarily from $8.0 million of borrowings under two notes issued to two financial institutions made in connection with the SSDS business combination.

      As of June 30, 2000, working capital was $36.3 million, compared to $37.6 million at March 31, 2000. At June 30, 2000, the Company had approximately $12.9 million available for borrowing under its revolving line of credit facility.


YEAR 2000 COMPLIANCE

      Over two years ago, we established a Year 2000 Committee to analyze the potential impact of the Year 2000 issue to our systems, to lead the efforts to achieve Y2K compliance, and to advise senior management on the related risks and solutions. Our company-wide effort included participation from the Board of Directors and a dedicated information technology staff. As the result of these efforts, we were able to remediate and test our critical information technology systems in advance of December 31, 1999. Through the current date, we have not had any material unresolved problems related to Year 2000, including the changeover from December 31, 1999 to January 1, 2000, and the leap day, February 29, 2000. In addition, none of our major suppliers have failed to meet their obligations as a result of Year 2000 issues. We have not had any costs associated with Year 2000 issues during the three-month period ended June 30, 2000. Currently, we do not expect to incur any additional expenses for Year 2000 remediation.

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

      None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A. EXHIBITS

      The following exhibits are either filed with this Report or are incorporated herein by reference:

      10.1 Employment Agreement between the Company and Edward H. Bersoff dated as of April 1, 2000.*

      10.2 Employment Agreement between the Company and Randall C. Fuerst dated as of April 1, 2000.*

      10.3 Employment Agreement between the Company and Linda E. Hill dated as of April 1, 2000.*

      10.4 Employment Agreement between the Company and Paul G. Leslie dated as of April 1, 2000.*

      10.5 Employment Agreement between the Company and Todd A. Stottlemyer dated as of April 1, 2000.*

      11    Statement regarding computation of per share earnings.

      27    Financial data schedule.


*  Management contract or compensatory plan or arrangement.

B.    REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 14, 2000            BTG, INC.



                                   /s/ Todd A. Stottlemyer
                                   -----------------------
                                   Todd A. Stottlemyer
                                   Duly Authorized Signatory and
                                   Chief Financial and Administrative Officer

                                  EXHIBIT INDEX


     Exhibit No.                     Exhibit
     -----------                     -------
         10.1     Employment Agreement between the Company and Edward H. Bersoff dated as of April 1, 2000.*

         10.2 Employment Agreement between the Company and Randall C. Fuerst dated as of April 1, 2000.*

         10.3 Employment Agreement between the Company and Linda E. Hill dated as of April 1, 2000.*

         10.4 Employment Agreement between the Company and Paul G. Leslie dated as of April 1, 2000.*

         10.5     Employment Agreement between the Company and Todd A.
                  Stottlemyer dated as of April 1, 2000.*

         11       Statement regarding computation of per share earnings.

         27       Financial data schedule.



*  Management contract or compensatory plan or arrangement.