Form 10-Q
period 2000-09-30
BTG INC /VA/
filed 2000-11-14
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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


     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


    CLASS                                      OUTSTANDING AT NOVEMBER 6, 2000
COMMON STOCK                                               9,037,526

                                    BTG, INC.

                               INDEX TO FORM 10-Q


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

               Consolidated Interim Balance Sheets, September 30, 2000 (unaudited)
                  and March 31, 2000                                                        3

               Consolidated Interim Statements of Operations for the three months ended September 30, 2000 and 1999 and the six months
                  ended September 30, 2000 and 1999 (unaudited)                             4

               Consolidated Interim Statements of Cash Flows for the
                  six months ended September 30, 2000 and 1999 (unaudited)                  5

               Notes to Consolidated Interim Financial Statements (unaudited)              6-7


   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                      8-13


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                               14

   Item 2. Changes in Securities                                                           14

   Item 3. Defaults Upon Senior Securities                                                 14

   Item 4. Submission of Matters to a Vote of Security Holders                             14

   Item 5. Other Information                                                               15

   Item 6. Exhibits and Reports on Form 8-K                                                15


SIGNATURES                                                                                 16


EXHIBIT INDEX                                                                              17

PART I. FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                       CONSOLIDATED INTERIM BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,         MARCH 31,
                                                                                          2000                 2000
                                                                                       -------------      ----------------
ASSETS                                                                                  (unaudited)
Current assets:
  Investments, at fair value ...................................................         $      68          $      --
  Receivables, net .............................................................            63,773             69,352
  Inventory, net ...............................................................               533                507
  Prepaid expenses and other ...................................................             2,890              3,528
                                                                                         ---------          ---------
    Total current assets .......................................................         $  67,264          $  73,387
                                                                                         ---------          ---------


Property and equipment, net ....................................................             9,107              9,043
Goodwill, net ..................................................................            23,771             14,551
Restricted investments .........................................................             6,429              6,429
Notes receivable ...............................................................             1,000              1,000
Other ..........................................................................               794              2,972
                                                                                         ---------          ---------
                                                                                         $ 108,365          $ 107,382
                                                                                         =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .........................................         $   3,200          $      --
  Accounts payable .............................................................            15,662             21,342
  Accrued expenses .............................................................            10,856             12,840
  Other ........................................................................             3,168              1,644
                                                                                         ---------          ---------
     Total current liabilities .................................................         $  32,886          $  35,826
                                                                                         ---------          ---------

Line of credit .................................................................            29,046             30,466
Long-term debt, excluding current maturities ...................................             2,418                --
Other ..........................................................................               783                877
                                                                                         ---------          ---------
    Total liabilities ..........................................................         $  65,133          $  67,169
                                                                                         ---------          ---------

Shareholders' equity:
  Preferred stock:
    No par value, 982,500 shares authorized; no shares issued or outstanding ...         $      --          $      --
    $0.01 par value, 17,500 shares authorized; no shares issued or outstanding .                --                 --
  Common stock, no par value, 20,000,000 shares authorized; 9,036,557 and
   8,985,812 shares issued and outstanding at September 30, 2000
   and March 31, 2000, respectively ............................................            54,681             54,308
  Accumulated deficit ..........................................................           (11,390)           (14,095)
  Unrealized holding losses on investments, net of income taxes ................               (59)                --
                                                                                         ---------          ---------
   Total shareholders' equity ..................................................         $  43,232          $  40,213
                                                                                         ---------          ---------
                                                                                         $ 108,365          $ 107,382
                                                                                         =========          =========

            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                                             ------------------                       ----------------
                                                              2000              1999               2000              1999
                                                         ---------         ---------          ---------         ---------
Revenues:
  Contract revenue .............................         $  52,485         $  50,568          $ 110,433         $ 101,137
  Product sales ................................             2,268            13,343              4,243            29,110
                                                         ---------         ---------          ---------         ---------
                                                            54,753            63,911            114,676           130,247

Direct costs:
  Contract costs ...............................            33,555            33,328             72,124            66,696
  Cost of product sales ........................             2,014            12,830              3,943            28,278
                                                         ---------         ---------          ---------         ---------
                                                            35,569            46,158             76,067            94,974

Indirect, general and administrative expenses ..            15,768            15,041             31,552            30,250
Amortization expense ...........................               296               174                551               348
                                                         ---------         ---------          ---------         ---------
Total operating expenses .......................            51,633            61,373            108,170           125,572

Operating income ...............................             3,120             2,538              6,506             4,675
Interest expense, net ..........................               929               448              1,751               877
Loss on conversion of investment ...............                --                --                 50                --
                                                         ---------         ---------          ---------         ---------
Income from continuing operations before
   income taxes ................................             2,191             2,090              4,705             3,798
Income tax expense .............................               931               909              2,000             1,652
                                                         ---------         ---------          ---------         ---------

Income from continuing operations ..............             1,260             1,181              2,705             2,146

Loss from discontinued operations,
   net of income taxes .........................                --               116                 --               116
                                                         ---------         ---------          ---------         ---------


Net income .....................................         $   1,260         $   1,065          $   2,705         $   2,030
                                                         =========         =========          =========         =========


Basic earnings per share:
Income from continuing operations ..............         $    0.14         $    0.13          $    0.30         $    0.24
Loss from discontinued operations ..............                --             (0.01)                --             (0.01)
                                                         ---------         ---------          ---------         ---------
Net  income ....................................         $    0.14         $    0.12          $    0.30         $    0.23
                                                         =========         =========          =========         =========

Diluted earnings per share:
Income from continuing operations ..............         $    0.14         $    0.13          $    0.30         $    0.24
Loss from discontinued operations ..............                --             (0.01)                --             (0.01)
                                                         ---------         ---------          ---------         ---------
Net income .....................................         $    0.14         $    0.12          $    0.30         $    0.23
                                                         =========         =========          =========         =========

Weighted average shares outstanding (used in
   the calculation of basic per share results) .             9,005             8,836              8,997             8,839
                                                         =========         =========          =========         =========

Weighted average shares outstanding (used in
   the calculation of diluted per share results)             9,129             9,062              9,119             8,966
                                                         =========         =========          =========         =========

            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    2000            1999
                                                                                 --------          --------
Cash flows from operating activities:
Net income ............................................................         $  2,705          $  2,030
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Loss on discontinued operations .....................................               --               116
  Depreciation and amortization .......................................            1,363             1,137
  Reserves for accounts receivable and inventory ......................             (112)              245
  Loss on disposals of property and equipment .........................               16                86
  Loss on conversion of investment ....................................               50                --
Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
  (Increase) decrease in receivables ..................................           10,536            (8,364)
  (Increase) decrease in inventory ....................................              (45)              (38)
  (Increase) decrease in prepaid expenses and other ...................              638               333
  (Increase) decrease in other assets .................................            2,094               (81)
  Increase (decrease) in accounts payable .............................           (6,076)            3,461
  Increase (decrease) in accrued expenses .............................           (2,788)            1,697
  Increase (decrease) in other liabilities ............................            1,531              (503)
                                                                                --------          --------
     Net cash provided by (used in) operating activities of
          continuing operations .......................................            9,912               119
     Net cash provided by (used in) discontinued operations ...........               --               135

               Net cash provided by (used in) operating activities ....         $  9,912          $    254
                                                                                --------          --------


Cash flows from investing activities:
  Purchases of property and equipment .................................             (425)           (3,009)
  Purchase of subsidiary, net of cash acquired ........................          (13,930)               --
  Proceeds from conversion of investment ..............................               30                --
                                                                                --------          --------
         Net cash provided by (used in) investing activities ..........         $(14,325)         $ (3,009)
                                                                                --------          --------

Cash flows from financing activities:
  Net advances (repayments) under the line of credit ..................           (1,420)            4,237
  Proceeds from the issuance of long-term debt ........................            8,000                --
  Principal payments on long-term debt ................................           (2,440)           (1,327)
  Payment of debt issue costs .........................................             (100)               --
  Purchases of treasury stock .........................................               --              (349)
  Proceeds from the issuance of common stock ..........................              373               194
                                                                                --------          --------
         Net cash provided by (used in) financing activities ..........         $  4,413          $  2,755
                                                                                --------          --------

Increase (decrease) in unrestricted cash and equivalents ..............               --                --
Unrestricted cash and equivalents, beginning of period ................               --                --
                                                                                --------          --------


Unrestricted cash and equivalents, end of period ......................         $     --          $     --
                                                                                ========          ========

            See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)



1.     BASIS OF PRESENTATION

         BTG, Inc. and Subsidiaries ("we" or the "Company") have prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements include, in the opinion of our management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report to Shareholders for the fiscal year ended March 31, 2000. The results of operations for the six-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2001.


2.       REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted by the fourth quarter of 2000. We are in the process of evaluating the potential impact of SAB No. 101 on our financial position and results of operations.


3.       COMPREHENSIVE INCOME

         We adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130") during fiscal 1999. Statement 130 established standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. We had other comprehensive income resulting from unrealized holding gains on available-for-sale investments as follows (in thousands):


                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                               2000             1999            2000             1999
                                             -------          -------         -------          -------
Net income ........................         $ 1,260          $ 1,065         $ 2,705          $ 2,030

Unrealized loss on investments,
     net of income taxes,..........            (36)              --             (59)              --
                                             -------          -------         -------          -------

Comprehensive income ..............         $ 1,224          $ 1,065         $ 2,646          $ 2,030
                                            =======          =======         =======          =======

4.     BUSINESS COMBINATION

         On April 19, 2000, we purchased substantially all of the net assets of the enterprise network solutions division, of SSDS Inc. of Colorado, for approximately $13.9 million, exclusive of our closing costs. We accounted for this acquisition using the purchase method of accounting and, accordingly, the division's results of operations have been included in the Company's consolidated statements of operations since the date of the acquisition. The purchase price was allocated to net tangible and identifiable intangible assets and liabilities based on preliminary estimates of their fair value as of the date of acquisition. The excess of purchase price over the estimated fair value of net tangible and identifiable intangible assets and liabilities acquired of approximately $9.8 million was allocated to goodwill and is being amortized on a straight-line basis over the expected period of benefit, 20 years. The final allocation of the purchase price will be determined during the subsequent fiscal year when preliminary analyses and other estimates are final. This business combination does not have a material effect on pro forma operations.


5.     LONG-TERM DEBT

         On April 19, 2000, we issued two term notes totaling $8.0 million to each of the two financial institutions that lend to us under our line of credit facility. The principal under these notes is due in 30 equal installments beginning on May 1, 2000. Additionally, a quarterly payment is required to reduce the principal balance in excess of an established threshold. The notes bear interest at our principal lender's prime rate. We used the proceeds from the term notes to finance the SSDS business combination. The principal under these notes was paid in full during October 2000 from proceeds received from the sale of our restricted investments.


 6.    RESTRICTED INVESTMENTS

       On October 23, 2000, we sold 1.3 million shares of GTSI Corp. common stock to GTSI for $4.25 per share. As a result of this transaction, we will recognize a $906,000 non-operating loss in our third quarter results. Our investment in GTSI Corp. represents all of the restricted investments included in the accompanying consolidated interim balance sheets.


 7.    RECLASSIFICATION

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


GENERAL

         BTG is an information systems and technical services company. For nearly two decades, we have developed and provided solutions to the complex systems needs of the United States Government and its agencies and departments ("the Government") as well as to other commercial and state and local government customers. Our current services and solutions are focused on four principal areas: systems analysis and engineering services, solutions development, systems integration, and computer-based operations and enterprise support.

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

         We have an experienced management team and over 1,500 employees. Due to the secure nature of much of the work that we do in the Government defense and intelligence markets, over 50% of our employees have received Secret or Top Secret security clearances from the Government. Our customers include the four U.S. armed forces, many of the U.S. intelligence and civilian agencies, a variety of commercial entities including Bell Atlantic, NCR, JP Morgan, and Petsmart, and a number of state and local governments in Colorado, Florida, North Carolina and Oklahoma. We are headquartered in Fairfax, Virginia and have employees in over 93 locations worldwide.

         On April 19, 2000, we completed the acquisition of the enterprise network solutions division of SSDS Inc. of Colorado. We purchased substantially all of the net assets of the SSDS division for approximately $13.9 million. We have accounted for this acquisition using the purchase method of accounting, and accordingly, the results of operations of the SSDS division have been included in the Company's consolidated statement of operations since the date of the acquisition.



RESULTS OF OPERATIONS

         The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:

                                                                                                         %   PERIOD-TO-PERIOD
                                                            PERCENTAGE OF REVENUE                    INCREASE (DECREASE) OF DOLLARS
                                                            ---------------------                    ------------------------------
                                                                                                      THREE MONTHS     SIX MONTHS
                                              THREE MONTHS ENDED             SIX MONTHS ENDED         ENDED SEPT.      ENDED SEPT.
                                                SEPTEMBER 30,                  SEPTEMBER 30,           30, 2000         30, 2000
                                                                                                      COMPARED TO     COMPARED TO
                                                                                                      THREE MONTHS     SIX MONTHS
                                                                                                       ENDED SEPT.     ENDED SEPT.
                                            2000           1999            2000           1999         30, 1999        30, 1999
                                            ----           ----            ----           ----         --------        --------
Revenue:
   Contract revenue ..................      95.9%          79.1%           96.3%          77.7%            3.8%            9.2%
   Product sales .....................       4.1           20.9             3.7           22.3           (83.0)          (85.4)
     Total revenue ...................     100.0          100.0           100.0          100.0           (14.3)          (12.0)
Direct costs:
   Contract costs (as a % of
     contract revenue) ...............      63.9           65.9            65.3           65.9             0.7             8.1
   Cost of product sales (as a %
     of product sales) ...............      88.8           96.2            92.9           97.1           (84.3)          (86.1)
     Total direct costs (as a %
       of total revenue) .............      65.0           72.2            66.3           72.9           (22.9)          (19.9)
Indirect, general and administrative
   expenses ..........................      28.8           23.5            27.5           23.2             4.8             4.3
Amortization expense .................       0.5            0.3             0.5            0.3            70.1            58.3
Operating income .....................       5.7            4.0             5.7            3.6            22.9            39.2
Interest expense .....................       1.7            0.7             1.5            0.7           107.4            99.7
Loss on conversion of investments ....        --             --             0.1             --              --             (A)
Income from continuing operations
   before income taxes ...............       4.0            3.3             4.1            2.9             4.8            23.9
Income tax expense ...................       1.7            1.4             1.7            1.3             2.4            21.1
Income from continuing operations ....       2.3            1.9             2.4            1.6             6.7            26.0
Loss from discontinued operations, net        --           (0.2)             --           (0.1)         (100.0)         (100.0)
Net income ...........................       2.3            1.7             2.4            1.5            18.3            33.3


(A)  There was no expense or income in the comparison year.




Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

         REVENUES

         During the three months ended September 30, 2000, we had a net decrease in revenue of $9.2 million, or 14.3%, from the three months ended September 30, 1999. Contract revenue increased $1.9 million, or 3.8%, from the comparable period of the prior year, while product sales decreased $11.1 million, or 83.0%, from the same period of the prior year. The increase in our contract revenue was due to revenue generated by new contracts associated with the SSDS business combination offset by a net decrease in our services and solutions business. The net decrease in our services and solutions business is attributable to the end of an enterprise support services contract with a Federal Civilian agency. The decrease in our product sales was principally due to management's decision to significantly reduce our sales and marketing efforts under our remaining product reselling contracts.

         DIRECT COSTS

         Direct costs, expressed as a percentage of total revenue, decreased from 72.2% for the three months ended September 30, 1999 to 65.0% for the three months ended September 30, 2000, primarily due to the higher percentage of contract-related business. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue remained consistent at 63.9% in the three months ended September 30, 2000 compared to 65.9% in the three months ended September 30, 1999. Cost of product sales as a percentage of product sales decreased from 96.2% in the three months ended September 30, 1999 to 88.8% in the three months ended September 30, 2000. This is attributable, in large part, to a $325,000 increase to the Company's reserve for anticipated warranty costs which was recognized in the three months ended September 30, 1999. This warranty reserve is related to computer hardware products sold several years ago by the Company's now divested product reselling business unit. In addition, the higher product gross margins experienced in the three months ended September 30, 2000 also result from management's decision during the previous fiscal year to significantly reduce its sales and marketing efforts under its remaining product reselling contracts. Currently, we only sell products to our customers when there is a strategic reason to do so and when we can sell these products at acceptable gross margins.


         INDIRECT, GENERAL AND ADMINISTRATIVE EXPENSES

         Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal preparation, and research and development. Indirect, general and administrative expenses for the three months ended September 30, 2000 increased by $727,000, or 4.8%, from the same period in 1999 principally due to the increased contract revenue activities. As a percentage of contract revenue, these costs remained consistent in the three months ended September 30, 2000, 30%, compared to the three months ended September 30, 1999, 29.7%.

          AMORTIZATION EXPENSE

         Our amortization expense, which results from the amortization of goodwill, increased by $122,000 in the three months ended September 30, 2000 as compared with the comparable period of the prior year. This was due to the additional goodwill associated with the SSDS business combination.

         INTEREST EXPENSE

         Interest expense for the three months ended September 30, 2000 increased by $481,000 from the comparable period of the prior year. This increase was principally due to the additional debt obtained to finance the SSDS business combination as well as from higher debt levels associated with financing a larger amount of receivables.



         PROVISION FOR INCOME TAXES

         Income tax expense, as a percentage of income before income taxes, decreased to 42.5% in the three months ended September 30, 2000, from 43.5% in the comparable period of the prior year. The lower effective tax rate in the three months ended September 30, 2000 is largely attributable to a reduction in the Company's non-deductible goodwill amortization expense as a percentage of pre-tax income.

Six Months Ended September 30, 2000 Compared With Six Months Ended September 30, 1999

         REVENUES

         During the six months ended September 30, 2000, we had a net decrease in revenue of $15.6 million, or 12.0%, from the six months ended September 30, 1999. Contract revenue increased $9.3 million, or 9.2%, from the comparable period of the prior year, while product sales decreased $24.9 million, or 85.4%, from the same period of the prior year. The increase in our contract revenue was due to increases in our services and solutions business and revenue generated by new contracts associated with the SSDS business combination. The decrease in our product sales was principally due to management's decision to significantly reduce our sales and marketing efforts under our remaining product reselling contracts.

         DIRECT COSTS

         Direct costs, expressed as a percentage of total revenue, decreased from 72.9% for the six months ended September 30, 1999 to 66.3% for the six months ended September 30, 2000, primarily due to the higher percentage of contract-related business. Contract costs as a percentage of contract revenue remained consistent at 65.3% in the six months ended September 30, 2000 compared to 65.9% in the six months ended September 30, 1999. Cost of product sales as a percentage of product sales decreased from 97.1% in the six months ended September 30, 1999 to 92.9% in the six months ended September 30, 2000. This is attributable, in large part, to a $325,000 increase to the Company's reserve for anticipated warranty costs which was recognized in the three months ended September 30, 1999. This warranty reserve is related to computer hardware products sold several years ago by the Company's now divested product reselling business unit. In addition, the higher product gross margins experienced in the six months ended September 30, 2000 also result from management's decision during the previous fiscal year to significantly reduce its sales and marketing efforts under its remaining product reselling contracts. Currently, we only sell products to our customers when there is a strategic reason to do so and when we can sell these products at acceptable gross margins.

         INDIRECT, GENERAL AND ADMINISTRATIVE EXPENSES

         Indirect, general and administrative expenses for the six months ended September 30, 2000 increased by $1.3 million, or 4.3%, from the same period in 1999 principally due to the increased contract revenue activities. As a percentage of contract revenue, indirect, general and administrative expenses actually decreased from 29.9% in the six months ended September 30, 1999 to 28.6% in the six months ended September 30, 2000. This was primarily due to the level of fixed components within our indirect, general, and administrative expenses.

          AMORTIZATION EXPENSE

         Our amortization expense, which results from the amortization of goodwill, increased by $203,000 in the six months ended September 30, 2000 as compared with the comparable period of the prior year. This was due to the additional goodwill associated with the SSDS business combination.

         INTEREST EXPENSE

         Interest expense for the six months ended September 30, 2000 increased by $874,000 from the comparable period of the prior year. This increase was principally due to the additional debt obtained to finance the SSDS business combination as well as from higher debt levels associated with financing a larger amount of receivables.

         PROVISION FOR INCOME TAXES

         Income tax expense, as a percentage of income before income taxes, decreased to 42.5% in the six months ended September 30, 2000, from 43.5% in the comparable period of the prior year. The lower effective tax rate in the six months ended September 30, 2000 is largely attributable to a reduction in the Company's non-deductible goodwill amortization expense as a percentage of pre-tax income.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is hereby incorporated by reference to the Company's annual report on Form 10-K for the year ended March 31, 2000, filed with the SEC on June 29, 2000. There have been no material changes in the Company's market risk from that disclosed in the Company's 2000 Form 10-K.



LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         Operating activities during the six months ended September 30, 2000 provided net cash of approximately $9.9 million. This largely resulted from a $10.5 million decrease in receivables, which was due to improved collections of our outstanding customer invoices. Additionally, we had net income of $2.7 million and a decrease in other noncurrent assets of $2.1 million that related to the escrow associated with the SSDS business combination which was paid in February 2000. These amounts were partially offset by decreases in both accounts payable and accrued expenses, which together totaled $8.9 million.

         INVESTING ACTIVITIES

         Our investing activities used $14.3 million during the six months ended September 30, 2000. This was primarily due to the payments made in connection with the SSDS business combination in April 2000.

         FINANCING ACTIVITIES

         During the six months ended September 30, 2000, our financing activities provided cash of approximately $4.4 million. This resulted primarily from $8.0 million received under two notes payable issued to fund the SSDS business combination.

         As of September 30, 2000, working capital was $34.4 million, compared to $37.6 million at March 31, 2000. At September 30, 2000, the Company had approximately $8.2 million available for borrowing under its revolving line of credit facility.



YEAR 2000 COMPLIANCE


         Over two years ago, we established a Year 2000 Committee to analyze the potential impact of the Year 2000 issue to our systems, to lead the efforts to achieve Y2K compliance, and to advise senior management on the related risks and solutions. Our company-wide effort included participation from the Board of Directors and a dedicated information technology staff. As the result of these efforts, we were able to remediate and test our critical information technology systems in advance of December 31, 1999. Through the current date, we have not had any material unresolved problems related to Year 2000, including the changeover from December 31, 1999 to January 1, 2000, and the leap day, February 29, 2000. In addition, none of our major suppliers have failed to meet their obligations as a result of Year 2000 issues. We have not had any costs associated with Year 2000 issues during the three-month period ended September 30, 2000. Currently, we do not expect to incur any additional expenses for Year 2000 remediation.

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


ITEM 4.    SUBMISSION OF MATTERS TO SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on September 6, 2000, the following proposals were adopted by the margins indicated:


1.       To elect two nominees for Director:

                                               For                  Withheld Authority        Broker Non-votes
                                               ---                  ------------------        ----------------

                  Edward H. Bersoff         7,450,533                  668,650                   1,985,288

                  Donald M. Wallach         7,586,938                  532,245                   1,985,288

                  The following Directors continued their terms of office: Ruth
                  M. Davis, Alan G. Merten, Raymond T. Tate, Ronald L. Turner, and Earle C. Williams.


         2. To approve an amendment to the 1995 Employee Stock Option Plan to increase the number of option shares issuable per year from 1,250,000 to 1,750,000:

                           For                       4,585,107
                           Against                   1,525,568
                           Broker Non-Votes          1,985,288
                           Abstain                      23,220


         3. To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending March 31, 2001:

                           For                       8,097,412
                           Against                      13,558
                           Broker Non-Votes          1,985,288
                           Abstain                       8,213

ITEM 5.    OTHER INFORMATION

         None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS

         The following exhibits are either filed with this Report or are incorporated herein by reference:

         10.1 Calendar Year 2000 Amendment to the BTG, Inc. 1995 Employee Stock Option Plan.*

         11       Statement regarding computation of per share earnings.

         27       Financial data schedule.


* Management contract or compensatory plan or arrangement.


         B. REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      November 14, 2000           BTG, INC.



                                       /s/ Todd A. Stottlemyer
                                       -----------------------
                                       Todd A. Stottlemyer
                                       Duly Authorized Signatory and
                                       Chief Financial and
                                       Administrative Officer

                                  EXHIBIT INDEX


Exhibit No.                                          Exhibit
-----------                                          -------

         10.1     Calendar Year 2000 Amendment to the BTG, Inc. 1995 Employee
                  Stock Option Plan.*

         11       Statement regarding computation of per share earnings.

         27       Financial data schedule.


* Management contract or compensatory plan or arrangement.