Form 10-Q
period 2000-12-31
BTG INC /VA/
filed 2001-02-14
CIK 932279

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER: 0-25094

                                    BTG, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  VIRGINIA                                          54-1194161
---------------------------------------------      ---------------------------------------------
      (STATE OR OTHER JURISDICTION OF
       INCORPORATION OR ORGANIZATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)


 3877 FAIRFAX RIDGE ROAD, FAIRFAX, VIRGINIA                         22030-7448
------------------------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (703) 383-8000
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


       INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


              CLASS                        OUTSTANDING AT FEBRUARY 12, 2001
-------------------------------         -------------------------------------

          COMMON STOCK                               8,931,717

                                    BTG, INC.

                               INDEX TO FORM 10-Q

                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

               Consolidated Interim Balance Sheets, December 31, 2000 (unaudited)
                  and March 31, 2000                                                   3

               Consolidated Interim Statements of Operations for the three months ended December 31, 2000 and 1999 and the nine months
                  ended December 31, 2000 and 1999 (unaudited)                         4

               Consolidated Interim Statements of Cash Flows for the
                  nine months ended December 31, 2000 and 1999 (unaudited)             5

               Notes to Consolidated Interim Financial Statements (unaudited)          6-7


  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  8-13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  13



PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                           14

  Item 2.  Changes in Securities                                                       14

  Item 3.  Defaults Upon Senior Securities                                             14

  Item 4.  Submission of Matters to a Vote of Security Holders                         14

  Item 5.  Other Information                                                           14

  Item 6.  Exhibits and Reports on Form 8-K                                            14


SIGNATURES                                                                             15


EXHIBIT INDEX                                                                          16

PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

                           BTG, INC. AND SUBSIDIARIES
                       CONSOLIDATED INTERIM BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,     MARCH 31,
                                                                       2000           2000
                                                                   -----------   -------------
                             ASSETS                                 (unaudited)
Current assets:
 Investments, at fair value......................................   $      40      $    --
 Receivables, net................................................      61,882         69,352
 Inventory, net..................................................         188            507
 Prepaid expenses and other......................................       4,268          3,528
                                                                    ---------      ---------
   Total current assets..........................................   $  66,378      $  73,387
                                                                    ---------      ---------


Property and equipment, net......................................       8,864          9,043
Goodwill, net....................................................      23,068         14,551
Restricted investments...........................................         --           6,429
Notes receivable.................................................       1,000          1,000
Other............................................................         632          2,972
                                                                    ---------      ---------
                                                                    $  99,942      $ 107,382
                                                                    =========      =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................................   $  16,613      $  21,342
 Accrued expenses................................................      11,107         12,840
 Other...........................................................       1,218          1,644
                                                                    ---------      ---------
    Total current liabilities....................................   $  28,938      $  35,826
                                                                    ---------      ---------

Line of credit...................................................      29,344         30,466
Other ...........................................................         734            877
                                                                    ---------      ---------
   Total liabilities.............................................   $  59,016      $  67,169
                                                                    ---------      ---------

Shareholders' equity:
 Preferred stock:
   No par value, 982,500 shares authorized; no shares issued
   or outstanding................................................   $    --               --
   $0.01 par value, 17,500 shares authorized; no shares issued
   or outstanding................................................        --               --
 Common stock, no par value, 20,000,000 shares authorized;
   8,881,697 and 8,985,812 shares issued and outstanding at
   December 31, 2000 and March 31, 2000, respectively............      53,504         54,308
 Accumulated deficit.............................................     (12,503)       (14,095)
 Unrealized holding losses on investments, net of income taxes...         (75)            --
                                                                    ----------     ---------

  Total shareholders' equity.....................................   $  40,926      $  40,213
                                                                    ---------      ---------
                                                                    $  99,942      $ 107,382
                                                                    =========      =========





             See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      DECEMBER 31,              DECEMBER 31,
                                               ------------------------   ----------------------
                                                   2000         1999          2000         1999
                                               ---------      ---------   ---------    ---------
Revenues:
 Contract revenue ...........................   $  49,787    $  48,950    $ 160,221    $ 150,078
 Product sales ..............................       1,593       10,398        5,835       39,517
                                                ---------    ---------    ---------    ---------
                                                   51,380       59,348      166,056      189,595

Direct costs:
 Contract costs .............................      32,879       32,263      105,003       99,728
 Cost of product sales ......................       1,504        9,680        5,447       37,189
                                                ---------    ---------    ---------    ---------
                                                   34,383       41,943      110,450      136,917

Indirect, general and administrative
 expenses ...................................      16,952       14,750       48,504       45,000
Amortization expense ........................         296          177          848          525
                                                ---------    ---------    ---------    ---------
Total operating expenses ....................      51,631       56,870      159,802      182,442
                                                ---------    ---------    ---------    ---------

Operating income (loss) .....................        (251)       2,478        6,254        7,153
Interest expense, net .......................        (779)        (471)      (2,530)      (1,348)
Loss on sales of investments ................        (905)          --         (955)          --
                                                ---------    ---------    ---------    ---------
Income (loss) from continuing operations
 before income taxes ........................      (1,935)       2,007        2,769        5,805
Income tax expense (benefit) ................        (822)         873        1,177        2,525
                                                ---------    ---------    ---------    ---------

Income (loss) from continuing operations ....      (1,113)       1,134        1,592        3,280

Loss from discontinued operations,
 net of income taxes ........................          --           --           --         (116)
                                                ---------    ---------    ---------    ---------


Net income (loss) ...........................   $  (1,113)   $   1,134    $   1,592    $   3,164
                                                =========    =========    =========    =========



Basic earnings per share:
 Income (loss) from continuing operations ...   $   (0.12)   $    0.13    $    0.18    $    0.37
 Loss from discontinued operations ..........          --           --           --        (0.01)
                                                ---------    ---------    ---------    ---------

Net income (loss) ...........................   $   (0.12)   $    0.13    $    0.18    $    0.36
                                                =========    =========    =========    =========

Diluted earnings per share:
 Income (loss) from continuing operations ...   $   (0.12)   $    0.13    $    0.18    $    0.36
 Loss from discontinued operations ..........          --           --           --        (0.01)
                                                ---------    ---------    ---------    ---------

 Net income (loss) ..........................   $   (0.12)   $    0.13    $    0.18    $    0.35
                                                =========    =========    =========    =========


Weighted average shares outstanding (used in
 the calculation of basic per share results)        8,945        8,839        8,979        8,839
                                                =========    =========    =========    =========

Weighted average shares outstanding (used in
 the calculation of diluted per share results)      8,994        9,029        9,078        8,982
                                                =========    =========    =========    =========







             See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                          NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                       --------------------
                                                                         2000        1999
                                                                       ---------  ---------
Cash flows from operating activities:
Net income .........................................................   $  1,592    $  3,164
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
 Loss on discontinued operations ...................................         --         116
 Depreciation and amortization .....................................      2,061       1,595
 Amortization of debt issue costs ..................................        100          48
 Reserves for accounts receivable and inventory ....................        (23)        357
 Loss on disposals of property and equipment .......................         16          84
 Loss on sales of investments ......................................        955          --
Changes in assets and liabilities, net of the effects from
   purchases of subsidiaries:
 (Increase) decrease in receivables ................................     12,756     (12,728)
 (Increase) decrease in inventory ..................................        300        (116)
 (Increase) decrease in prepaid expenses and other .................       (740)      1,362
 (Increase) decrease in other assets ...............................      2,173        (182)
 Increase (decrease) in accounts payable ...........................     (5,125)     (3,264)
 Increase (decrease) in accrued expenses ...........................     (2,537)      2,287
 Increase (decrease) in other liabilities ..........................       (433)      1,035
                                                                       --------    --------
    Net cash provided by (used in) operating activities of
      continuing operations ........................................     11,095      (6,242)
    Net cash provided by (used in) discontinued operations .........         --         135
                                                                       --------    --------
         Net cash provided by (used in) operating activities .......   $ 11,095    $ (6,107)
                                                                       --------    --------

Cash flows from investing activities:
 Purchases of property and equipment ...............................       (612)     (4,573)
 Purchases of notes receivable .....................................         --        (250)
 Purchase of subsidiary, net of cash acquired ......................    (13,930)         --
 Proceeds from sales of investments ................................      5,555          --
                                                                       --------    --------
         Net cash provided by (used in) investing activities ......   $  (8,987)   $ (4,823)
                                                                       --------    --------

Cash flows from financing activities:
 Net advances (repayments) under the line of credit ................     (1,122)     13,400
 Proceeds from the issuance of long-term debt ......................      8,000          --
 Principal payments on long-term debt and capital lease obligations      (8,082)     (1,781)
 Payment of debt issue costs .......................................       (100)         --
 Purchases of treasury stock .......................................     (1,279)       (995)
 Proceeds from the issuance of common stock ........................        475         306
                                                                       --------    --------
         Net cash provided by (used in) financing activities .......   $ (2,108)   $ 10,930
                                                                       --------    --------

Increase (decrease) in unrestricted cash and equivalents ...........         --          --
Unrestricted cash and equivalents, beginning of period .............         --          --
                                                                       --------    --------


Unrestricted cash and equivalents, end of period ...................   $     --    $     --
                                                                       ========    ========




             See notes to consolidated interim financial statements.

                           BTG, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Unaudited)



1.     BASIS OF PRESENTATION

       BTG, Inc. and subsidiaries ("we" or the "Company") have prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements include, in the opinion of our management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report to Shareholders for the fiscal year ended March 31, 2000. The results of operations for the nine-month period ended December 31, 2000, are not necessarily indicative of the results to be expected for the full fiscal year ending
March 31, 2001.


2.     REVENUE RECOGNITION

       In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted by the fourth quarter of 2000. Our adoption of SAB No. 101 did not have a material impact on our financial position or results of operations.


3.     COMPREHENSIVE INCOME

       We adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") during fiscal 1999. SFAS 130 established standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. We had other comprehensive income resulting from unrealized holding losses on available-for-sale investments as follows (in thousands):


                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                       DECEMBER 31,               DECEMBER 31,
                                     2000         1999         2000        1999
                                     ----         ----         ----        ----
Net income (loss)                 $(1,113)      $ 1,134      $ 1,592       $ 3,164

Unrealized loss on investments,
   net of income taxes                (16)           --          (75)           --
                                  -------       -------      -------       -------

Comprehensive income (loss)       $(1,129)      $ 1,134      $ 1,517       $ 3,164
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


5.     LONG-TERM DEBT

       On April 19, 2000, we issued two term notes totaling $8.0 million to each of the two financial institutions that lend to us under our line of credit facility. The principal under these notes was due in 30 equal installments beginning on May 1, 2000. Additionally, a quarterly payment was required to reduce the principal balance in excess of an established threshold. The notes included interest at our principal lender's prime rate. We used the proceeds from the term notes to finance the SSDS business combination. The principal under these notes was paid in full during October 2000.


 6.    RESTRICTED INVESTMENTS

       On October 23, 2000, we sold 1.3 million shares of common stock we held in GTSI corporation for $4.25 per share. This represented a liquidation of the remainder of our equity holdings in GTSI. As a result of this transaction, we recognized a $905,000 non-operating loss in our third quarter results. Our investment in GTSI represented all of the restricted investments included in the accompanying consolidated interim balance sheets.


 7.    INVESTMENT IN DOAR COMMUNCIATIONS, INC.

       On January 23, 2001, we signed a strategic partnership agreement with DOAR Communications, Inc. Under the terms of the agreement, we may acquire up to 19.5% of DOAR stock over the next year for a potential investment of up to $3 million. We made an initial investment in January 2001 of $1 million and will follow with a second investment of $1 million in February 2001. In return for our initial investments, we will receive 12% of the common stock of DOAR.


 8.    RECLASSIFICATION

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

      We have an experienced management team and approximately 1,400 employees. Due to the secure nature of much of the work that we do in the Government defense and intelligence markets, over 70% of our employees have received Secret or Top Secret security clearances from the Government. Our customers include the four U.S. armed forces, many of the U.S. intelligence and civilian agencies, a variety of commercial entities including Verizon, NCR, JP Morgan, and Educational Testing Service, and a number of state and local governments in Virginia, Colorado,

Florida, North Carolina and Oklahoma. We are headquartered in Fairfax, Virginia and have employees in over 93 locations worldwide.

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



RESULTS OF OPERATIONS

      The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:

                                                                                                    % PERIOD-TO-PERIOD
                                                          PERCENTAGE OF REVENUE               INCREASE (DECREASE) OF DOLLARS
                                                 -----------------------------------------    ------------------------------
                                                                                              THREE MONTHS     NINE MONTHS
                                                 THREE MONTHS ENDED      NINE MONTHS ENDED    ENDED DEC. 31,   ENDED DEC. 31,
                                                    DECEMBER 31,             DECEMBER 31,         2000             2000
                                                 --------------------   ------------------     COMPARED TO     COMPARED TO
                                                                                              THREE MONTHS     NINE MONTHS
                                                                                              ENDED DEC. 31,   ENDED DEC. 31,
                                                 2000        1999        2000        1999           1999            1999
                                                 ----        ----        ----        ----      ------------    ------------
Revenue:
  Contract revenue .....................         96.9%        82.5%       96.5%       79.2%        1.7%         6.8%
  Product sales ........................          3.1         17.5         3.5        20.8       (84.7)       (85.2)
    Total revenue ......................        100.0        100.0       100.0       100.0       (13.4)       (12.4)
Direct costs:
  Contract costs (as a % of
    contract revenue) ..................         66.0         65.9        65.5        66.5         1.9          5.3
  Cost of product sales (as a %
    of product sales) ..................         94.4         93.1        93.3        94.1       (84.4)       (85.4)
    Total direct costs (as a %
      of total revenue) ................         66.9         70.7        66.5        72.2       (18.0)       (19.3)
Indirect, general and administrative
  expenses .............................         33.0         24.8        29.2        23.7        14.9          7.8
Amortization expense ...................          0.6          0.3         0.5         0.3        67.2         61.5
Operating income (loss) ................         (0.5)         4.2         3.8         3.8      (110.1)       (12.6)
Interest expense .......................          1.5          0.8         1.5         0.7        65.4         87.7
Loss on sales of investments ...........          1.8         --           0.6        --            (A)          (A)
Income (loss) from continuing operations
  before income taxes ..................         (3.8)         3.4         1.7         3.1      (196.4)       (52.3)
Income tax expense (benefit) ...........         (1.6)         1.5         0.7         1.3      (194.2)       (53.4)
Income (loss) from continuing operations         (2.2)         1.9         1.0         1.8      (198.1)       (51.5)
Loss from discontinued operations, net .          --           --          --          0.1        --         (100.0)
Net income (loss) ......................         (2.2)         1.9         1.0         1.7      (198.1)       (49.7)


(A) There was no expense or income in the comparison year.

Three Months Ended December 31, 2000 Compared With Three Months Ended December 31, 1999

      REVENUES

      During the three months ended December 31, 2000, we had a net decrease in revenue of $8.0 million, or 13.4%, from the three months ended December 31, 1999. Contract revenue increased $837,000, or 1.7%, from the comparable period of the prior year, while product sales decreased $8.8 million, or 84.7%, from the same period of the prior year. The increase in our contract revenue was due to revenue generated by new contracts associated with the SSDS business combination offset by a net decrease in selected contracts of our services and solutions business. The net decrease in our services and solutions business is primarily attributable to the end of an enterprise support services contract with a Federal Civilian agency during the second quarter of fiscal 2001 as well as certain other expired contracts. The decrease in our product sales was principally due to management's decision to significantly reduce our sales and marketing efforts under our remaining product reselling contracts.

      DIRECT COSTS

      Direct costs, expressed as a percentage of total revenue, decreased from 70.7% for the three months ended December 31, 1999 to 66.9% for the three months ended December 31, 2000, primarily due to the higher percentage of contract-related business. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue remained consistent at 66.0% in the three months ended December 31, 2000 compared to 65.9% in the three months ended December 31, 1999. Cost of product sales as a percentage of product sales increased slightly from 93.1% in the three months ended December 31, 1999 to 94.4% in the three months ended December 31, 2000.

      INDIRECT, GENERAL AND ADMINISTRATIVE EXPENSES

      Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal preparation, and research and development. Indirect, general and administrative expenses for the three months ended December 31, 2000 increased by $2.2 million, or 14.9%, from the same period in 1999 principally due to increased contract revenue activities, a significant increase in our bid and proposal activities, and severance costs for terminated employees. As a percentage of total revenue, indirect, general and administrative costs increased from 24.8% for the three months ended December 31, 1999 to 33.0% for the three months ended December 31, 2000 due, in large part, to the fact that a greater portion of our revenue was derived from services contracts, which inherently have higher indirect costs. The percentage of our revenue from services contracts increased from 82.5% in the three months ended December 31, 1999 to 96.9% in the three months ended December 31, 2000.

      As a percentage of contract revenue, indirect, general and administrative costs increased in the three months ended December 31, 2000 to 34.0%, compared to the three months ended December 31, 1999 of 30.1%. We have spent approximately $1.2 million on bid and proposal activities during this period which were approximately $336,000 higher than in the comparable period of the previous year. Additionally, severance costs were approximately $484,000 during the three month period ended December 31, 2000; there were no severance costs in the comparable period of the previous year.

      AMORTIZATION EXPENSE

      Our amortization expense, which results from the amortization of goodwill, increased by $119,000 in the three months ended December 31, 2000 as compared with the comparable period of the prior year. This was due to the additional goodwill associated with the SSDS business combination.

      INTEREST EXPENSE

      Interest expense for the three months ended December 31, 2000 increased by $308,000 from the comparable period of the prior year. This increase was principally due to the additional debt obtained to finance the SSDS business combination offset by a higher level of collections of existing receivables.

      PROVISION FOR INCOME TAXES

      The income tax expense (benefit), as a percentage of income (loss) before income taxes, decreased to 42.5% in the three months ended December 31, 2000, from 43.5% in the comparable period of the prior year. The lower effective tax rate in the three months ended December 31, 2000 is largely attributable to a reduction in the Company's non-deductible goodwill amortization expense as a percentage of pre-tax income.

Nine Months Ended December 31, 2000 Compared With Nine Months Ended December 31, 1999

      REVENUES

      During the nine months ended December 31, 2000, we had a net decrease in revenue of $23.5 million, or 12.4%, from the nine months ended December 31, 1999. Contract revenue increased $10.1 million, or 6.8%, from the comparable period of the prior year, while product sales decreased $33.7 million, or 85.2%, from the same period of the prior year. The increase in our contract revenue was due to increases in our services and solutions business and revenue generated by new contracts associated with the SSDS business combination. The decrease in our product sales was principally due to management's decision to significantly reduce our sales and marketing efforts under our remaining product reselling contracts.

      DIRECT COSTS

      Direct costs, expressed as a percentage of total revenue, decreased from 72.2% for the nine months ended December 31, 1999 to 66.5% for the nine months ended December 31, 2000, primarily due to the higher percentage of contract-related business. Contract costs as a percentage of contract revenue decreased from 66.5% in the nine months ended December 31, 1999 compared to 65.5% in the nine months ended December 31, 2000. Cost of product sales as a percentage of product sales decreased from 94.1% in the nine months ended December 31, 1999 to 93.3% in the nine months ended December 31, 2000. This is attributable, in large part, to a $778,000 increase to the Company's reserve for anticipated warranty costs which was recognized in the three months ended December 31, 1999. This warranty reserve is related to computer hardware products sold several years ago by the Company's now divested product reselling business unit. In addition, the higher product gross margins experienced in the nine months ended December 31, 2000 also result from management's decision during the previous fiscal year to significantly reduce its sales and marketing efforts under its remaining product reselling contracts. Currently, we only sell products to our customers when there is a strategic reason to do so and when we can sell these products at acceptable gross margins.

      INDIRECT, GENERAL AND ADMINISTRATIVE EXPENSES

      Indirect, general and administrative expenses for the nine months ended December 31, 2000 increased by $3.5 million, or 7.8%, from the same period in 1999 principally due to increased contract revenue activities, a significant increase in our bid and proposal activities, and severance costs for terminated employees. As a percentage of total revenue, indirect, general and administrative costs increased from 23.7% for the nine months ended December 31, 1999 to 29.2% for the nine months ended December 31, 2000 due, in large part, to the fact that a greater portion of our revenue was derived from services contracts, which inherently have higher indirect costs. The percentage of our revenue from services contracts increased from 79.2% in the three months ended December 31, 1999 to 96.5% in the three months ended December 31, 2000.

      As a percentage of contract revenue, indirect, general and administrative costs increased in the three months ended December 31, 2000 to 30.3%, compared to the three months ended December 31, 1999 which was 30.0%. We have spent approximately $3.6 million on bid and proposal activities, which was higher than in the comparable period of the previous year. Additionally, severance costs were approximately $561,000 during the nine month period ended December 31, 2000; there were no severance costs in the comparable period of the previous year.

      AMORTIZATION EXPENSE

      Our amortization expense, which results from the amortization of goodwill, increased by $323,000 in the nine months ended December 31, 2000 as compared with the comparable period of the prior year. This was due to the additional goodwill associated with the SSDS business combination.

      INTEREST EXPENSE

      Interest expense for the nine months ended December 31, 2000 increased by $1.2 million from the comparable period of the prior year. This increase was principally due to the additional debt obtained to finance the SSDS business combination offset by a higher level of collections of existing receivables.

      PROVISION FOR INCOME TAXES

      Our income tax expense (benefit), as a percentage of income (loss) before income taxes, decreased to 42.5% in the nine months ended December 31, 2000, from 43.5% in the comparable period of the prior year. The lower effective tax rate in the nine months ended December 31, 2000 is largely attributable to a reduction in the Company's non-deductible goodwill amortization expense as a percentage of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

      OPERATING ACTIVITIES

      Operating activities during the nine months ended December 31, 2000 provided net cash of approximately $11.1 million. This largely resulted from a $12.8 million decrease in receivables, which was due to improved collections of our outstanding customer invoices. We had depreciation and amortization expense of approximately $2.1 million which was greater than the same period in 1999 due to the additional amortization of SSDS goodwill. Additionally, we had net income of $1.6 million and a decrease in other noncurrent assets of $2.2 million that related to the escrow associated with the SSDS business combination which was paid in February 2000. These amounts were partially offset by decreases in both accounts payable and accrued expenses, which together totaled $7.7 million.

      INVESTING ACTIVITIES

      Our investing activities used cash of approximately $9.0 million during the nine months ended December 31, 2000. This was primarily due to the $13.9 million purchase price associated with the SSDS business combination in April 2000 net of the proceeds of $5.6 million from the sale of the investments.

      FINANCING ACTIVITIES

      During the nine months ended December 31, 2000, our financing activities used cash of approximately $2.1 million. This resulted primarily from principal payments of our long-term debt of $8.1 million and repurchases of $1.3 million of treasury stock, offset by $8.0 million received under two notes payable issued to fund the SSDS business combination.

      As of December 31, 2000, our working capital was $37.4 million, compared to $37.6 million at March 31, 2000. At December 31, 2000, the Company had approximately $8.4 million available for borrowing under its revolving line of credit facility. We expect that funds available under our line of credit will be sufficient to fund our cash requirements for the next twelve months. At
December 31,

2000, we were not in compliance with two financial covenants under our credit facility; however, we obtained a waiver of this non-compliance in the subsequent period.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three-month period ended December 31, 2000.


ITEM 5.  OTHER INFORMATION

        None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A. EXHIBITS

        The following exhibit is filed with this Report:

        11     Statement regarding computation of per share earnings.


        B. REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    February 14, 2001                   BTG, INC.



                                             /s/ Thomas W. Weston, Jr.
                                             -------------------------
                                             Thomas W. Weston, Jr.
                                             Duly Authorized Signatory and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Exhibit
-----------    -------
     11        Statement regarding computation of per share earnings.