Form 10-K
period 2001-03-31
BTG INC /VA/
filed 2001-06-25
CIK 932279

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

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

Registrant’s telephone number, including area code: (703) 383-8000.

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

(Not applicable)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      Based upon the closing price of the registrant’s common stock as of June 11, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant is $38,924,873*.

      The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date is:

Class: Common Stock.	Outstanding at June 11, 2001: 8,960,992 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

PART III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to Be Held on August 30, 2001.

*	Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

Form 10-K
Ex-10.7 Sixth Modification to Security Agreement
Ex-10.15 Employment Agreement re: Weston, Jr.
Ex-10.16 Employment Agreement
Ex-10.17 Employment Agreement
Ex-10.18 Employment Agreement
Ex-10.16 Asset Purchase Agreement
Ex-11 Statement re: Computation of Earnings
Ex-21 Subsidiaries of the Registrant
Ex-23.1 Consent of Deloitte & Touche LLP
Ex-23.2 Consent of KPMG LLP
Ex-99.1 Report of Deloitte & Touche LLP
Ex-99.2 Report of KPMG LLP

BUSINESS INFORMATION

      References in this Form 10-K to “we,” “us,” “our,” the “Company” and “BTG” mean BTG, Inc. and our subsidiaries and predecessors, unless the context suggests otherwise.

PART I

Item 1. Business

Background

      BTG is an information systems and technical services company. We provide complete solutions to a broad range of the complex systems needs of the United States Government and its agencies and departments (the “Government”) and other commercial and state and local government customers. Since BTG was founded in 1982, we have been providing highly sophisticated software-based solutions to our customers, especially those in the Government defense intelligence community.

      BTG’s headquarters and executive offices are located at 3877 Fairfax Ridge Road, Fairfax, Virginia 22030-7448, and our telephone number is (703) 383-8000.

Company Operations

      Our services and solutions are focused on four principal areas:

•	Analysis and Consulting – We help our clients manage their knowledge and information resources. We provide modeling and simulation, information fusion, and competitive intelligence to customers that include the U.S. Department of Defense (“DOD”), and the Board of Education in Okaloosa County, Florida.

•	Solutions Development – Our engineers provide solutions with the combination of proven business processes and our strategic partnerships with leading technology firms like The SAS Institute (“SAS”), Microsoft Corporation, Remedy Corporation, and Cisco Systems. Our customers in this area include: the U.S. Navy, U.S. Air Force, U.S. Marine Corps, Defense Advanced Research Projects Agency, Federal Aviation Administration (“FAA”), and Verizon.

•	Systems Integration – We analyze our customers’ business processes, recommend proven commercial off-the-shelf products, and use our technical expertise to integrate them into existing hardware and software resources. Our customers include the Office of Naval Intelligence and the National Science Foundation.

•	Operations and Support – We provide clients with technical experts who provide a full range of enterprise management services, including hands-on systems installation and maintenance, management of network operations centers, help desk support, and training in the efficient use of the new systems. Our customers include the U.S. Army Communications and Electronics Command, the Securities and Exchange Commission, the Joint Chiefs of Staff, and the FAA.

      Prior to fiscal 1999, we operated a division that was responsible for reselling computer hardware and software products (the “Product Reselling Business”), principally to the Government. In February 1998, we entered into an asset purchase agreement with GTSI Corp. (“GTSI”) under which we completed the sale to GTSI of substantially all of the operating assets, contracts and customer orders of the Product Reselling Business (the “GTSI Transaction”). Additionally, during fiscal 2000, the last two product reselling contracts held by us were terminated. As a result of exiting the Product Reselling Business, we do not expect to have any significant product revenues in the future. In fact, during fiscal 2001 and 2000, the amount of revenues from the sale of products decreased by over 84% and 69%, respectively.

      We have almost two decades of experience providing expert services and technology-based solutions to our customers. We apply our experience and technical knowledge in areas that range from air combat to educational accountability, from counter-terrorism to data warehousing. Our proven business processes have become the foundation of expert practice areas in:

•	Information Management

•	Geographic Information Systems

•	Technology in Schools

•	Emergency Management

•	Airborne Systems

•	Data Warehousing

•	Modeling and Simulation

•	Enterprise Support

•	Client Care Services

•	Information and Network Security

•	Network Design and Architecture

Customers and Customer Support

      A substantial portion of our revenues come from contracts with various agencies of the Government, including all four armed forces, the Defense Intelligence Agency, the General Services Administration, the National Security Agency, and many of the civilian Government agencies such as the FAA and the Departments of Commerce and Justice. In addition, we have performed projects for, or supplied computer hardware, software and integrated systems to, a number of commercial customers, as well as several state and local governments. As of March 31, 2001, BTG was providing services under 420 active Government contracts.

      In fiscal 2001 and 2000, approximately 79% and 83% respectively, of our revenues came from Government contracts. The following table sets forth our estimates of the sources of our revenues in the last two fiscal years:

	Fiscal Years
	Ended March 31,

	2001	2000

	(% of total revenues)
U.S. Government — DOD agencies	59%	62%

U.S. Government — civilian agencies	20	21

Commercial customers and state and local governments	21	17

      We offer our customers a full range of support services for the systems we develop, and strive to understand thoroughly the environment of the end-user of our systems. Our employees work directly with customers throughout each project to ensure that the solutions we provide satisfy our customers’ needs. Of major importance to us are timely implementation and rapid assistance. We provide rapid support and backup, by telephone hotline and in person, for systems in use throughout the world. Our revenues are highly dependent on the Government’s demand for the services we offer. Changes in the structure, composition and/or buying patterns of the Government could affect our future operations.

Backlog

      The Company’s total contract backlog is only a portion of our total contract capacity (i.e., the maximum amount that customers could purchase under their contracts with the Company) and represents management’s estimate of the aggregate revenues that will be earned by the Company over the life of all of its contracts, including option periods. Because many of our contracts are multi-year contracts and contracts with option years, total contract backlog represents revenues expected to be realized over a number of years into the future. Our estimated total contract backlog as of March 31, 2001 and 2000 was $506 million and $462 million, respectively. We differentiate among the following four types of backlog which together constitute total backlog:

•	Funded Backlog is negotiated and authorized backlog for which the customer has secured funding and has indicated that funding is available to BTG for billing. We had $123.1 million of Funded Backlog as of March 31, 2001.

•	Authorized but Not Funded (Unfunded) Backlog is negotiated and authorized backlog for which the customer has not secured funding. We had $55.4 million of Authorized but Not Funded Backlog as of March 31, 2001.

•	Options Backlog is the total value of contract options that have been negotiated but for which the customer has not authorized work to begin. We had $98.0 million of Options Backlog as of March 31, 2001.

•	IDIQ Backlog is the estimated total value of revenue expected to be realized over the remaining life of an existing indefinite delivery-indefinite quantity (“IDIQ”) contract. Management estimates this amount and periodically adjusts the estimate upward or downward based upon actual experience under each specific IDIQ contract. We had $229.0 million of IDIQ Backlog as of March 31, 2001.

The preceding information regarding contract backlog and future revenues to be derived therefrom is forward-looking and is subject to certain risks and uncertainties including, but not limited to, the inherent difficulty of predicting future contract potential, a dependence on the continued funding of Government programs and contract procurements, and the risk of contract termination. See Item 1, section entitled “Risk Factors.”

Competitive Factors

      We believe that we have successfully functioned in the Government information technology market since our inception. This market is generally characterized by significant barriers to entry, including highly structured procurement rules and procedures and relatively long sales cycles (often several years). In addition, many contracts in the defense and intelligence areas require that employees have high-level security clearances. We believe the following factors enable us to compete effectively in the Government, as well as the commercial and state and local government arenas.

•	Teaming Agreements — An important factor in our ability to maintain our competitive stance is our ability to enter into teaming relationships, in which we may be either a prime contractor or subcontractor. The Company maintains teaming relationships with major Government contractors, including General Dynamics, Raytheon, Litton, and Lockheed Martin Corporation. These arrangements enable us to bid on and participate in a greater number of increasingly large and complex procurement projects. Teaming relationships have enabled us to secure several Government contracts during the past several years.

•	Strategic Partnerships — We have entered into a number of strategic alliances with technology companies including SAS, Microsoft, Remedy, and Spyrus, an Internet security company.

•	Security Clearances — Many of our Government contracts require us to maintain facility security clearances complying with DOD requirements, including Secured Compartmented Information Facilities for the performance of classified work under our contracts. It is costly and time consuming to obtain necessary certifications for this type of space. As of March 31, 2001, approximately 1,000 of our employees possessed secret or top secret security clearances, which are required for the performance of certain of our contracts. None of our contracts has ever been terminated for security reasons.

•	Diversified Customer Relationships — We provide services to a diverse group of customers: 59% percent of BTG’s fiscal year 2001 revenues were from defense and intelligence agencies; 20% were from federal civilian agencies; and 21% were from commercial and state and local government customers.

      In seeking to provide a broad range of services and products that address the complete information technology needs of our customers, we participate, to varying degrees, in multiple areas of the information technology market, including markets for systems engineering, development and integration services. Within each area, we compete against different firms of varying sizes, with different specializations and skills. Each of the areas in which we operate is competitive. The number and size of competitors vary among operating groups and within the individual divisions of each group. Frequently, the number and identity of competitors vary even from program to program within a given business area. Many of our competitors are significantly larger and have greater financial resources than does BTG. Some of these competitors are part of large, diversified companies that have access to the financial resources of their parent companies.

      We believe that the principal competitive factors in providing information systems and technical services are management capability, technical understanding, customer satisfaction, past contract performance, personnel qualifications, including security clearances, and price. During our recent history, we have been very successful in securing the exercise of contract option years in our services business. We believe this to be attributable to the strength of our past contract performance and our competitive prices. Further, our senior management team has an extensive number of years of industry-specific technical and managerial experience. As a result, we believe we are able to compete favorably on each of the principal competitive factors within the services business.

      Government contracts are periodically subjected to the competitive bidding process, and we have generally been successful in retaining our incumbent business. In addition, a significant number of the opportunities we pursue are large dollar value procurements. In such cases, in order to enhance our ability to compete, we often form teams or joint ventures with one or more firms possessing complementary technical skills, which firms may be our competitors in other procurements.

Certain Regulatory Matters

      The nature of our business subjects us to various regulatory restrictions and limitations, including those set forth as follows:

•	Government Contract Audits and Investigations — Government contractors are commonly subject to various audits and investigations by Government agencies. Among the agencies that oversee or enforce contract performance are the Defense Contract Audit Agency (“DCAA”), the Inspectors General of the various departments, the Defense Criminal Investigative Service, the General Accounting Office and the Department of Justice. These audits and investigations involve the review of a contractor’s performance on its contracts, as well as its pricing practices, costs and compliance with applicable laws, regulations and standards. The DCAA generally audits cost-reimbursable contracts to verify that costs have been properly charged to the Government. Final audits by the DCAA have been completed for fiscal years through 1998. We have not experienced any material adverse effects as a result of these completed audits. Management does not expect the completion of future audits on open years 1999 through 2001 to have a material adverse effect on our consolidated financial position.

•	Export Regulations — United States law and regulations issued by various agencies of the Government, including but not limited to the Departments of Commerce, Treasury and State, restrict and regulate the export of technology as well as goods and commodities provided by United States businesses to foreign entities and controlled foreign subsidiaries and affiliates. BTG is subject to certain of these regulations with respect to technology developed by the Company which is sold to non-U.S. customers.

Employees

      As of March 31, 2001, we had 1,386 employees on staff, of which 1,267 were employed in technical or managerial positions. We believe that we are competitive in hiring and retaining qualified personnel. We emphasize both technical and leadership training as well as career development assistance for all of our employees.

      We have a values-based culture and emphasize integrity, teamwork, and customer focus and satisfaction. We require all of our employees to complete training in, and to certify that they understand and will adhere to, BTG’s standards of conduct as described in our written code of ethics.

      As of March 31, 2001, none of the Company’s employees were represented by a labor union. Since our acquisition of Research Planning, Inc. (“RPI”) on April 2, 2001, 14 of our employees are members of labor unions. We consider our relations with our employees to be good and we have not experienced any significant labor problems.

Executive Officers

      Set forth below is certain information with respect to the executive and other significant officers of BTG.

Name	Age	Position

Dr. Edward H. Bersoff	58	Chairman of the Board, President, and Chief Executive Officer

Thomas W. Weston, Jr.	35	Senior Vice President and Chief Financial Officer

Linda E. Hill	41	Senior Vice President and Chief Human Development Officer

John Littley, III	54	Senior Vice President and Chief Information Officer

Robert J. Osterloh	56	Senior Vice President and General Manager, Defense and Intelligence Systems

Leslie A. Rose	53	Senior Vice President and General Manager, Applied Engineering Solutions

Kevin B. Wilshere	39	Senior Vice President and General Manager, Logistics, Engineering & Training

Marilynn D. Bersoff	52	Corporate Secretary

Edward H. Bersoff has served as BTG’s President, Chief Executive Officer, and Chairman of the Board of Directors since the Company’s founding in 1982. From 1975 until 1982, he was employed by CTEC, Inc. (“CTEC”), a provider of systems integration services, serving first as Vice President, then Executive Vice President, and later as President. Previously, he was employed by Logicon, Inc., a provider of advanced technology systems and services to national security, civil and industrial clients, and the National Aeronautics and Space Administration in Cambridge, Massachusetts. Dr. Bersoff has over 30 years of experience in intelligence system development, software, quality assurance, configuration management, corporate management, and management of software product design, development, implementation and maintenance. Dr. Bersoff serves as a director of Phillips International, Inc., Transcrypt International, Inc., the Potomac Bank of Virginia, Re-route.com, Inc., DOAR Communications, Inc., Omni-Vista, Inc., the American Electronics Association, the Inova Health System, and the Eugene and Agnes E. Meyer Foundation. He is the husband of Marilynn D. Bersoff.

Thomas W. Weston, Jr. has served as Senior Vice President and Chief Financial Officer of BTG since 2000. As CFO and a member of BTG’s senior management team, Mr. Weston assists in the Company’s strategic planning process and has responsibility for the Company’s finance, accounting, and treasury departments, as well as its internal audit, investor relations, government affairs, and media relations activities. He also oversees the Company’s mergers and acquisitions program. Prior to being appointed CFO, Mr. Weston served as our Group Vice President of Finance. Before joining BTG in 1995, Mr. Weston was a senior manager with the international accounting firm of KPMG Peat Marwick LLP. He is a certified public accountant in the Commonwealth of Virginia and is a member of both the American Institute and the Virginia Society of CPAs.

Linda E. Hill has served as Senior Vice President and Chief Human Development Officer since 1999. Previously, she was a Senior Vice President within the Company’s operating unit, where she was responsible for new business opportunities. Ms. Hill has been with BTG since 1985 and has served in a variety of positions, including Director of Advanced Programs and Deputy General Manager of the Systems Engineering Group, where she oversaw strategic planning, development of new business opportunities, and organizational planning of the business unit. She has over 19 years of computer-based systems experience, including world-wide systems integration, systems development, and program management of large-scale projects for the defense intelligence community

John Littley, III has served as Senior Vice President and Chief Information Officer of BTG, managing core systems development and overseeing the network operations and applications support for the Company’s automated systems since 1998. From 1994 to 1998 he served as Vice President and then Senior Vice President of Corporate Development, in charge of developing new business opportunities. He served as Director of Corporate Development from September 1993 to April 1994. Between 1991 and 1993 he was Vice President of Corporate Development for SEA, Inc., a computer engineering firm. Mr. Littley originally joined the Company in 1982. Between 1982 and 1991, he served in a variety of positions, including Director of Advanced Programs, Director of Engineering Services, and Director of Systems Development.

Robert J. Osterloh has served as Senior Vice President and General Manager of BTG’s Defense and Intelligence Systems business unit since 2000. The unit’s operations include battlespace awareness, information management, infrastructure and information assurance, database development and management, data correlation and fusion, information dissemination, network design and support, and exercise support. From 1994 to 1996, he served as a Vice President of Program Development in the Engineering and Development group. From 1996-1999 he served as a Group Vice President and Director for the Applied Systems group. He was first appointed General Manager of the Defense and Intelligence Systems business unit in 1999. Mr. Osterloh joined BTG in 1994 after retiring from the U.S. Air Force, where he served as Commander of both the Air Force Information Warfare Center and the Electronic Warfare Center. Mr. Osterloh attended the National War College during his 28 years of Air Force service.

Leslie A. Rose has served as Senior Vice President and General Manager of BTG’s Applied Engineering Solutions business unit since 2000. Headquartered in Niceville, Florida, this business unit serves U.S. defense and civilian agencies as well as customers in the private sector. Mr. Rose came to BTG with our 1994 acquisition of Delta Research Corporation, where he served as its president. He continued to serve as the President of Delta from 1994 to 1996. From 1996 to 1999, he served as Group Vice President and Director of the Delta division. He joined Delta in 1990 after 20 years in the U.S. Army where he served in the Corps of Engineers.

Kevin B. Wilshere has served as Senior Vice President and General Manager of BTG’s Logistics, Engineering & Training business unit since May of this year. The unit’s operations include modeling, simulation, training, and integrated logistics support to customers in the defense and the national intelligence community. Mr. Wilshere came to the Company in 1999 with the acquisition of STAC, Inc., where he had been Vice President of Defense Programs since 1996. Prior to joining STAC, Mr. Wilshere was employed at BDM International, Inc.

Marilynn D. Bersoff served as Senior Vice President and Secretary of BTG from 1993 to 1999 and is currently Corporate Secretary. She also served as Secretary of BTG from 1982 to 1987 and as Secretary and Treasurer from 1987 to 1993. She was employed by CTEC from 1978 to 1982 and by a data transmission company prior to CTEC. As Corporate Secretary, Ms. Bersoff works with the Company’s Board of Directors and is responsible for maintenance of the corporate records. Ms. Bersoff has over 22 years of experience in administration, management and technical support. She is the wife of Edward H. Bersoff.

Risk Factors

Forward-Looking Statements

      Certain sections of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s expectations, estimates, projections, and assumptions. Words such as “may,” “will,” “should,” “intend,” “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, deliveries, cash flows, contract awards, and backlog. These statements are not guarantees of future performance, and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is contemplated by these forward-looking statements. Forward looking information is based on various factors and was derived using various assumptions. Actual events and results may differ substantially due to a variety of factors, including, without limitation: our successful execution of internal performance plans; performance issues with key suppliers and subcontractors; the status or outcome of legal and/or regulatory proceedings; changing customer demand or preferences; changing priorities or reductions in the Government budget; termination of government contracts; and the timing and occurrence (or non-occurrence) of circumstances beyond the Company’s control. These factors are discussed in greater detail below.

Competition in the Industry Could Cause Us to Lose Customers and Revenue

      We face aggressive competition in every area of our business including:

•	Numerous competitors, ranging from some of the world’s largest corporations to a number of smaller specialized companies

•	Competitors that have substantially greater financial resources, more extensive marketing and customer service capabilities, as well as greater name recognition

•	Constantly changing technology that requires us to be able to master new services, as well as ensure and enhance the acceptance of our current services

•	Competitive pricing, in some of our markets, that requires us to reduce the prices of some of our services

These competitive pressures could harm our business and operating results.

      Our future competitive performance depends on a number of factors, which include:

•	Maintaining our ability to develop and introduce new solutions and offerings, and to do so at better prices, and with better service, than our competitors

•	Offering our customers solutions that operate effectively within a computing environment that includes hardware and software from multiple vendors

•	Maintaining and expanding upon our current technical excellence, management proficiency, strategic alliances and relationships with subcontractor teams

•	Maintaining and improving upon our ability to perform in a cost-effective manner

•	Recruiting and retaining key personnel, including personnel with the necessary skills and security clearances, who are needed to perform classified contracts

Failure to Maintain or Secure Significant Contracts with the Government Could Cause a Substantial Decrease in Our Revenues

Currently, approximately 79% of our revenues come from sales of solutions or services to the Government. Our ability to continue selling to the Government is subject to a number of risks. These include:

•	Continuing eligibility as a responsible offeror on Government contracts

•	Continued compliance with federal regulatory programs, such as small and disadvantaged business or equal employment opportunity practices

•	Changes in Government acquisition policies

•	Decisions to delay the acquisition of information technology solutions, services, or systems

•	Decisions by the Government to change from existing systems to other systems for which the Company’s offerings and services may not be competitive

These risks could adversely affect the demand for our services, or our ability to continue furnishing them, with a resultant loss in revenues.

      In addition, contract awards are subject to administrative or judicial challenge, or “protest,” and if an award is determined to be invalid, it may be revoked, or options for work in future years, may not be exercised. Also, contracts may be subject to termination by the Government for its convenience, as well as for default. If a fixed-price or time-and-materials contract were to be terminated for the Government’s convenience, we would only receive the purchase price for items delivered prior to termination, reimbursement for allowable costs for work-in-progress, and an allowance for profit on the contract, or an adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost-reimbursement contract, we normally would be reimbursed only for our allowable costs up to the date of the termination, plus a proportionate amount of any fees attributable to the work actually performed. If contracts are terminated for default, the Government generally will pay us for the work accepted by the Government, but may require us to reimburse the Government for any excess cost of reprocurement, as well as for any other damages incurred by the Government.

      Government contracts also are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis, even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually only partially funded, and Congress must annually determine if additional funds will be appropriated to the program. Long-term contracts and related orders are subject to cancellation, or the non-exercise of options, for work in future years, if appropriations for subsequent periods become unavailable. We have not historically experienced any significant material adverse effects as a result of the Government’s failure to fund programs awarded to us.

      A significant portion of our revenues involve contracts or programs classified “secret” or higher by the Government, and which cannot be specifically described. The business risks associated with these classified programs do not differ materially from those of our other Government programs. However, in order to bid on and perform these classified contracts, the Company must be able to recruit and retain employees with the requisite security clearances, and must maintain secure facilities in which to perform the contracts.

      The loss of a significant number of governmental contracts, or the reduction in orders from the Government, would have a material adverse effect on our business, financial condition, or results of operations. Our ability to increase sales in the future will depend, in part, on the acquisition decisions of the Government.

Competition Based Upon Pricing May Adversely Affect Our Business

      Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain offerings and services. This pressure may be particularly felt in those markets where certain vendors, on whom the

Company relies, also sell directly to the Company’s customers. It may also be felt in competitive procurements, such as those conducted by governmental entities, where the Company is compelled to offer its services at prices designed to capture contract awards. Also, the Government, from time to time, enters into multiple award schedule contracts, IDIQ contracts, and blanket purchase agreements. To compete for these awards, the Company is often required to offer aggressive pricing to maintain its competitiveness. Such pricing pressures can materially adversely affect the Company’s revenues and profit margins, as well as its ability to obtain contracts, with a resulting adverse effect on the Company’s business and results of operations.

Our Business May be Adversely Affected if We Do Not Correctly Estimate Sales and Trends in the Market

      We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our management monitors the status of all proposals. This process requires that we estimate the likelihood that we will be awarded a contract, the date of such award, and the revenues that may be expected to accrue to us during the term of the contract and any extensions of the term. Our management aggregates these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points to identify business trends. While this pipeline analysis may provide some guidance in business planning and budgeting, these estimates are necessarily speculative and may not correlate to revenues in a particular quarter or over a longer period of time. If our estimates are incorrect, it could cause the Company to plan or budget improperly, thereby materially adversely affecting its business or results of operations. In addition, there may be delays in the placing of orders by customers for our services, as customers evaluate our offers and obtain necessary approvals. During this long sales cycle, events may occur that could affect the size or timing of any order, or even cause it to be canceled. Even after an order is placed, the time it takes to deploy our offerings or perform our services may vary widely from one customer to another. There may also be delays in obtaining payment for our services. Our results could be adversely affected if any of these events were to occur.

The Success of Our Business Will Depend Upon Our Ability to Develop New Solutions and Services

      We must continually identify solutions and services, which we can resell to our customers. We market our solutions and services, either independently or in conjunction with the solutions or services of others, in order to meet the current and future needs of our customers. If we fail to do this, we may lose market share and our future revenues and earnings may suffer. We must accurately forecast our customers’ changing needs and buying patterns and constraints, and must anticipate technological trends. We may therefore make substantial long-term investments and commit significant resources before knowing whether our predictions will eventually result in solutions and services that the market will accept. In addition, hardware and software products such as those we resell, install, and service, may contain errors. Although we endeavor to detect and remediate such errors, and may in some cases have recourse against the manufacturers or vendors of such products, we may not be able to fix all such errors, or to do so on a timely basis, and this could result in lost revenues, delays in customer acceptance and payment, and harm to our business reputation, all of which could be detrimental to our business.

We May Not Be Able to Successfully Integrate Acquired Companies Into Our Operations, Which Could Slow or Adversely Affect Our Growth

      We have historically achieved growth through a combination of acquisitions, pursuit of contract opportunities, and development of new lines of business. Our growth strategy depends on our ability to continue these efforts. In particular, the success of each acquisition will depend on our ability to retain key personnel of the acquired business; integrate the operations, personnel, and capabilities of the acquired business; expand our financial and management controls, and reporting systems and procedures; and to sell the services of the acquired business. Each acquisition presents unique service, marketing, research and development, facilities, information systems, accounting, and personnel challenges. Our integration efforts may not be successful in every acquisition, and may result in unanticipated operational challenges, expenses and liabilities, and the diversion of management resources. Failure to overcome these risks or any other problems encountered in connection with acquisition transactions could slow our growth or lower the quality of our services, which could reduce customer demand and adversely affect our business.

      We may also experience disruption in the sales and marketing of services in connection with an acquisition, and may be unable to correct such disruption or achieve our marketing objectives if we fail in these efforts. Our sales personnel may not be accustomed to the business cycles or approaches required for the acquired product or service lines newly added to their portfolio, and may therefore experience delays and difficulties in selling these new lines. As a result, we may fail to take full advantage of the combined efforts of our sales force, and the Company’s sales approach may be ineffective in promoting another entity’s lines, all of which may materially harm our business, financial condition, or operating results. As we target new lines and markets, we may further increase our sales and marketing, customer support, and administrative functions to support anticipated increased levels of operations from these lines, as well as growth in our existing lines. We may not be successful in creating this infrastructure, and we may not realize any increase in our level of sales or operations to offset additional expenses. Our operations may not achieve levels sufficient to justify the increased expenses associated with these new lines.

      With each acquisition we have completed in the past, we have expended considerable resources and have incurred substantial costs. We expect this will continue with future acquisitions. We may incur material charges to reflect additional costs associated with such acquisitions, which will be expensed, if appropriate, as they are incurred. In addition, consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock, or a combination of the foregoing. Dilution to existing shareholders and to earnings per share may result in connection with any such future acquisition.

Failure to Raise Necessary Capital Could Restrict Our Competitive Ability and Development

      We may be required to seek additional equity or debt financing to compete effectively in our markets. We cannot precisely determine the timing or amount of such capital requirements, which will depend on several factors, including acquisitions, the demand for our services, and the timing of our collection of outstanding customer invoices. Such additional financing may not be available when needed, or if available, may not be on terms satisfactory to us. Failure to generate or raise sufficient funds may require us to delay or abandon some of our expenditures or expansion plans, which could harm our business and competitive position. In addition, to the extent that capital is raised through the sale of additional equity or convertible debt securities, the issuance of such equity or securities could result in dilution to our shareholders.

The Rates We Are Charged Under Our Credit Facilities Are Subject to Market Risks

      Currently, we rely on a series of credit facilities, with two primary lenders, for the financing of our operations. These facilities consist of a line of credit and a term note. Our credit facilities require that we comply with a number of financial covenants. If we are in violation of any of these covenants, we may not have the ability to borrow amounts under these facilities, unless such noncompliance is waived. Our exposure to market risks for changes in interest rates relates primarily to the rates charged for borrowings under our credit facilities. At our option, these rates are calculated based on bank prime rate, or the London Interbank Offered Rate (“LIBOR”) base rate plus a percentage ranging from 2.25 to 3.25%, depending on our leverage ratio. As a result, a sudden rise in such rates could have a materially adverse effect on our financial results and cash flows. Our excess cash is deposited into accounts with our primary lender and is immediately applied to reduce borrowings.

The Loss of Key Personnel Could Weaken Our Technical and Operational Expertise and Significantly Harm Our Business

      Our future success depends, in part, on our ability to attract and retain key personnel. Competition for highly skilled employees, especially those with certain programming skills and security clearances, is extremely intense, due to low overall unemployment rates and significant spending in the information technology area. Accordingly, we are experiencing difficulty in identifying and hiring persons to fill certain positions. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. We may be compelled to increase compensation to levels that may not be offset through either improved productivity or higher prices on our products and services. Our future also depends on the continued contributions of our executive officers and key management and technical personnel, each of whom would be difficult to replace. We do not maintain key person life insurance policies on our chief executive officer or any other officer. There can be no assurances that we will be successful in continuously recruiting new personnel and management, or in retaining existing personnel. The loss of services of one or more of our executive officers or key personnel, or the inability to continue to attract qualified personnel, could harm our business, financial condition, and operating results.

The Failure of Our Information Technology Infrastructures Could Adversely Affect Our Business

      Our success depends, among other things, on the capacity, reliability, and security of our information technology hardware and software infrastructures, including connections to the Internet and World Wide Web, and our telecommunications and utility infrastructures. Any failure relating to these infrastructures, whether through power failures, system defects or malfunctions, vandalism or computer viruses, or other causes, could significantly and adversely affect the results of our operations. Our insurance may not adequately protect us against such losses or interruptions, and we may be compelled to make capital expenditures or incur costs to remedy such damage or interruptions. In connection with our growth, we have identified the need to update our information technology infrastructures and expect to incur significant costs relating to these upgrades. We must continue to expand and adapt our systems to keep pace with our growth. Demands that exceed our current forecasts could result in technical difficulties. Upgrading our network infrastructures will require substantial financial, operational, and management resources, the expenditure of which could affect the results of our operations. We may not successfully and timely upgrade and maintain our information technology infrastructures, and a failure to do so could materially harm our business, results of operations, and financial condition.

The Success of Our Business Depends upon Our Ability to Protect Our Intellectual Property Rights

      Although we attempt to protect our intellectual property rights through patents, copyrights, trademarks, trade secrets, nondisclosure agreements, and other measures, we may not be able to protect our intellectual property adequately. Additionally, applications for registration of rights that we may file may not be issued, and foreign intellectual property laws may not adequately protect our intellectual property rights. There is also a risk that intellectual property rights we own, or which are issued or licensed by or to us, will be challenged, invalidated, or circumvented, and that the rights granted thereunder will not provide us with any competitive advantages. In addition, our competitors may develop similar systems independently, duplicate our technology, or design around our intellectual property rights.

      Furthermore, we may become subject to infringement claims, infringement claims by third parties, or claims for indemnification resulting from such infringement claims. If such claims are successful, our business may be adversely affected. In the future, it is possible that litigation may be necessary to enforce intellectual property rights, or to defend against claimed infringement of the rights of others, and to determine the scope and validity of the proprietary rights of others. Existing and future litigation could result in substantial costs and the diversion of our efforts, which by itself could have an adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties or to injunctions barring our sale of certain offerings or services, or require us to seek costly licenses from third parties. Any of these events could have an adverse effect on our business. In addition, licenses from third parties may not be available on reasonable terms, if at all.

The Market Price for Shares of Our Common Stock Is Subject to Substantial Fluctuation

      We have experienced substantial fluctuations in the price of our common stock. The market price may continue to fluctuate in response to various factors including:

•	The timing and receipt of orders from certain major customers

•	The loss of one or more customers or the termination or expiration of a large contract or program

•	Competitive pricing pressures

•	The costs associated with the acquisition or disposition of a business

•	Expenses associated with litigation

•	Government regulatory actions

•	Quarterly variations in the Company’s or its competitors’ results of operations

•	The need, from time to time, to undertake reorganizations of our operations, or the need to incur substantial charges or other expenses, which may cause fluctuations in our operating results and cash flows

In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, which may cause the price of our stock to decline.

The Issuance of Preferred Stock May Adversely Affect the Rights of Holders of Our Common Stock

      Our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the powers, preferences, and rights of such shares, without the consent of the shareholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock could, under some circumstances, have the effect of delaying, deferring, or preventing a change in control of the Company.

      In addition, each share of our outstanding common stock includes one stock purchase right. Each right entitles the registered holder, subject to the terms of a rights agreement, to purchase from us one unit, equal to one one-thousandth of a share of series A preferred stock, at a purchase price of $65 per unit, subject to adjustment, for each share of common stock held by the holder. The rights are attached to all certificates representing outstanding shares of our common stock, and no separate rights certificates have been distributed. The description and terms of the rights are set forth in a rights agreement between us and First Union National Bank, as rights agent, dated as of September 16, 1998, as amended from time to time.

      Some provisions contained in the rights agreement may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock or exchangeable shares, which offers may be attractive to the shareholders, or may deter purchases of large blocks of common stock or exchangeable shares, thereby limiting the opportunity for shareholders to receive a premium for their shares of common stock or exchangeable shares over the then-prevailing market prices.

The Occurrence of Natural Disasters May Harm Our Business

      Some of our facilities are located near major earthquake faults or areas prone to hurricanes. These and other natural disasters may disrupt our operations or those of our suppliers. In the event of a natural disaster, our business, financial condition, or operating results could be adversely affected.

Item 2. Properties

      BTG leases all of the offices and facilities used in connection with our operations, which comprise approximately 355,000 square feet at various sites located in 11 states. The following table sets forth information relating to the significant offices and facilities currently leased by the Company:

	Approximate
Location	Square Footage		Expiration of Lease(s)

Fairfax, Virginia (HQ)	210,000		June 2012

Tinton Falls, New Jersey	27,000	(1)	January 2007 and August 2008

Niceville, Florida	18,000	(2)	February 2003 and July 2003

Orlando, Florida	15,000	(1)	June 2003 and January 2004

Oklahoma City, Oklahoma	13,000		December 2002

Leavenworth, Kansas	12,000		March 2003

(1)	This property is held under two leases.

(2)	This property is held under four leases.

Item 3. Legal Proceedings

      We occasionally become a defendant in litigation incidental to our business. We believe that none of such litigation currently pending against us, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of BTG shareholders during the fourth quarter of the fiscal year ended March 31, 2001.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock is publicly traded on the Nasdaq Stock Market’s National Market under the symbol “BTGI”. The stock has been publicly traded since December 1994. The high and low sale closing prices per share of common stock for each quarter of fiscal 2001 and 2000 are as follows:

Quarter Ended	2001		2000

	High	Low	High	Low

March 31	$6.750	$5.313	$11.000	$7.875

December 31	8.500	5.125	8.125	6.000

September 30	9.000	7.750	8.813	6.250

June 30	9.688	7.000	7.438	5.125

      BTG has never paid cash dividends and is currently prohibited from doing so under its line of credit facility. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

      BTG has authorized 20,000,000 shares of common stock and 1,000,000 shares of preferred stock. At March 31, 2001, 8,897,045 shares of common stock were outstanding. No preferred shares have been issued. BTG had approximately 269 shareholders of record on March 31, 2001.

Recent Sales of Unregistered Securities

      On December 1, 2000, we sold an aggregate of 778 shares of common stock to a senior vice president of the Company for an aggregate cash purchase price of $4,909.18. The issuance of the securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The recipient of the securities represented his intention to acquire the securities for investment only and not with a view to or for distribution. The senior vice president had adequate access to information about us through his relationship with us.

Item 6. Selected Financial Data

      The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our consolidated financial statements and related notes, included elsewhere in this report. We derived the selected historical consolidated financial data presented below from our audited consolidated financial statements.

	Fiscal Years Ended March 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Operations Data:

Revenues:

Contract revenue	$217,565	$204,229	$173,574	$134,355	$88,231

Product sales	7,278	44,766	142,861	452,382	310,170

	224,843	248,995	316,435	586,737	398,401

Direct costs:

Contract costs	142,979	134,033	113,346	83,569	63,500

Cost of product sales	6,787	42,823	137,985	420,974	256,678

	149,766	176,856	251,331	504,543	320,178

Indirect, general and administrative expenses	63,563	59,915	55,242	87,351	61,861

Depreciation and amortization expense	3,001	2,204	1,965	3,648	3,009

Restructuring charge	—	—	1,796	38,474	—

	216,330	238,975	310,334	634,016	385,048

Operating income (loss)	8,513	10,020	6,101	(47,279)	13,353

Interest expense, net	(3,131)	(1,917)	(3,949)	(8,448)	(6,107)

Unusual charge	—	—	(1,201)	—	—

Equity in earnings of affiliate	—	—	24	589	1,887

Gain (loss) on sales of investments, net	(955)	—	3,532	20,228	63

Other	—	—	(179)	(2,466)	—

Income (loss) from continuing operations before income taxes and extraordinary items	4,427	8,103	4,328	(37,376)	9,196

Provision (benefit) for income taxes	1,750	3,548	1,567	(8,295)	4,150

Income (loss) from continuing operations	2,677	4,555	2,761	(29,081)	5,046

Loss from discontinued operations, net of income tax benefit	—	(116)	(765)	(4,264)	(775)

Net income (loss) before extraordinary items	2,677	4,439	1,996	(33,345)	4,271

Extraordinary loss from early extinguishment of debt, net of income tax benefit	—	—	—	(1,878)	—

Net income (loss)	$2,677	$4,439	$1,996	$(35,223)	$4,271

Basic earnings (loss) per share	$0.30	$0.50	$0.23	$(4.12)	$0.62

Diluted earnings (loss) per share	$0.30	$0.49	$0.23	$(4.12)	$0.60

Weighted average shares used for basic EPS	8,955	8,853	8,774	8,540	6,887

Weighted average shares used for diluted EPS	9,029	9,035	8,827	8,540	7,141

	As of March 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data:

Receivables, net	$58,503	$69,352	$53,281	$135,050	$99,017

Inventory, net	—	507	378	2,214	16,716

Working capital	31,808	37,561	26,895	43,812	83,551

Total assets	96,700	107,382	90,377	212,439	156,080

Line of credit	23,913	30,466	17,666	70,252	30,021

Shareholders’ equity	42,098	40,213	36,011	33,060	66,245

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

      You should read the following discussion together with our consolidated financial statements and the related notes to those financial statements that are included in Part II, Item 8 of this Form 10-K. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include risks detailed in Part I, Item 1 under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

NATURE OF OUR BUSINESS

      BTG is an information systems and technical services company. For nearly two decades, we have developed and provided solutions to the complex systems needs of the Government, as well as to other commercial and state and local government customers. Our current services and solutions are focused on four principal areas of competency: (i) analysis and consulting; (ii) solutions development; (iii) systems integration; and (iv) operations and support.

      Since our founding, we have provided highly sophisticated software-based solutions to our customers, especially to those in the Government defense intelligence community. More recently, we have seen that the skills we have developed in working with Government agencies are increasingly useful for commercial and state and local government customers and, in this regard, we have seen that a larger percentage of our revenues has been derived from this customer set. Our proven business processes have become the foundation of expert practice areas in Information Management, Geographic Information Systems, Technology in Schools, Emergency Management, Airborne Systems, Data Warehousing, Modeling and Simulation, Enterprise Support, Client Care Services, Information and Network Security, and Network Design and Architecture.

      We have an experienced management team and 1,386 employees at March 31, 2001, with approximately 2,200 technical and professional degrees and certifications. Due to the classified nature of much of the work that we do in the Government defense and intelligence markets, the majority of our employees have received Secret or Top Secret security clearances from the Government. Our customers include the four U.S. armed forces, many of the U.S. intelligence and civilian agencies, a variety of commercial entities including Verizon, Federal Express, and NCR, and a number of state and local governments in Colorado, Florida, North Carolina and Virginia. We are headquartered in Fairfax, Virginia and have employees in over 93 locations worldwide.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) the percentage of revenues represented by major items of income and expense included in the Consolidated Statements of Operations and (ii) the percentage period-to-period change in such items.

	Percentage of Revenue			Period-to-Period
	Fiscal Year Ended March 31			Increase/(Decrease)

	2001	2000	1999	2001 vs. 2000	2000 vs. 1999

Revenues:

Contract revenue	96.8%	82.0%	54.9%	6.5%	17.7%

Product sales	3.2%	18.0%	45.1%	(83.7)%	(68.7)%

Total revenues	100.0%	100.0%	100.0%	(9.7)%	(21.3)%

Direct Costs:

Contract costs (as a % of contract revenue)	65.7%	65.6%	65.3%	6.7%	18.3%

Cost of product sales (as a % of product sales)	93.3%	95.7%	96.6%	(84.2)%	(69.0)%

Total direct costs (as a % of total revenues)	66.6%	71.0%	79.4%	(15.3)%	(29.6)%

Indirect, general and administrative expenses	28.3%	24.1%	17.5%	6.1%	8.5%

Depreciation and amortization expense	1.3%	0.9%	0.6%	36.2%	12.2%

Restructuring charge	—	—	0.6%	—	(100.0)%

Operating income	3.8%	4.1%	1.9%	(15.0)%	64.2%

Interest expense, net	(1.4)%	(0.8)%	(1.2)%	63.3%	(51.5)%

Unusual charge	—	—	(0.4)%	—	100.0%

Gain (loss) on sales of investments, net	(0.4)%	—	1.1%	(B )	100.0%

Other	—	—	(0.1)%	—	100.0%

Income from continuing operations before income taxes	2.0%	3.3%	1.4%	(45.4)%	87.2%

Provision for income taxes	0.8%	1.4%	0.5%	(50.7)%	126.4%

Income from continuing operations	1.2%	1.8%	0.9%	(41.2)%	65.0%

Loss from discontinued operations	—	(A )	(0.2)%	(100.0)%	(84.8)%

Net income	1.2%	1.8%	0.6%	(39.7)%	122.4%

(A)	Amount is less than 0.1%.
(B)	There was no expense for this item in a comparison year.

Revenues

      Historically, we have earned our revenues from both contract activities and product sales. Contract revenue, earned from our services and solutions business, is typically less seasonal than product sales but fluctuates from month to month based on contract delivery schedules. Contract revenue is typically characterized by lower direct costs than product sales, yet generally requires a higher relative level of infrastructure support. Year-to-year increases in contract revenue have generally resulted from (i) increases in volume, driven by additional work requirements under existing contracts, (ii) new contract awards, and (iii) focused acquisitions. Our operating performance is affected by both the number and type of contracts held, the timing of the installation or delivery of the Company’s services and products, and the relative margins of the services performed or products sold. In general, the Company recognizes its highest margins on its most specialized systems engineering and software development projects and lower margins on sales of commercial off-the-shelf products.

      In 1997, we identified what we believed to be a dramatic change in the federal product reselling market. The Government’s product purchasing strategy shifted its focus to contract vehicles such as General Services Administration Schedules, which heavily weigh lowest price as opposed to best value. As profit margins in the product reselling business began to shrink during fiscal 1998, we realized that only the largest product resellers could generate the volume of sales required to compensate for the decreasing product margins. Accordingly, on February 12, 1998, we entered into an asset purchase agreement with GTSI Corp. (“GTSI”), a large reseller of computer products in the Government market. Under this agreement, we sold to GTSI (i) certain assets, principally inventory and property and equipment and (ii) certain reselling contracts and related outstanding customer orders associated with our computer hardware and software reselling operating division (the “GTSI Transaction”). Additionally, during fiscal 2000, we terminated our last two product reselling contracts and, as a result, we expect no significant product revenues in future periods. It is currently planned that future product revenues will only be derived from sales that are incidental to our services contracts.

      Total revenue for both fiscal 2001 and 2000 decreased from their respective prior fiscal years. In fiscal 2001, our revenues decreased by $24.2 million, or 9.7%, from fiscal 2000 and our revenues for fiscal 2000 decreased by $67.4 million, or 21.3%, from fiscal 1999. These decreases were principally due to our strategic shift out of the high-volume, low-margin product reselling business, which resulted in both the GTSI Transaction and the subsequent termination of two remaining product reselling contracts. Offsetting the reductions in our product sales were increased revenues in our services and solutions business. Fiscal 2001 contract revenue increased $13.3 million, or 6.5%, from fiscal 2000, which increased $30.7 million, or 17.7%, over fiscal 1999. The net increase from 2000 to 2001 is primarily due to additional contract wins and extensions from contracts in our existing operating units and from revenue recognized under contracts acquired in connection with a business combination in April 2000. These increased business activities were offset by certain contracts which were completed, most notably our enterprise support services effort with the U.S. Department of Education for which we were not awarded the follow-on work. Much of the revenue growth experienced by our existing operating units came from state and local government and commercial customers. In fiscal 2001, 21% of our total revenue was derived from state and local government and commercial customers, whereas in fiscal 2000, 17% of our revenues came from these customers.

      Consistent with our strategic business plan of focusing on our core services and solutions business, our product sales have decreased from fiscal 2000 to fiscal 2001 by $37.5 million, or 83.7%. There was a $98.1 million, or 68.7%, decrease in product sales from fiscal 1999 to fiscal 2000. Included in our fiscal 1999 product sales revenue was $93.6 million generated as a result of certain contracts that were awarded to BTG’s former product reselling business unit in a prior year, and subcontracted to GTSI as part of the GTSI Transaction (the “Royalty Contracts”). Pursuant to an agreement entered into as part of the GTSI Transaction, GTSI assumed substantially all of the future performance requirements of the Royalty Contracts under a subcontractor agreement and BTG received a fee of 1% or 2% on total product sales made under such contracts. In the last quarter of fiscal 1999, we entered into a separate agreement with GTSI and will receive no future revenue from such contracts.

Direct Costs

      Our direct costs, expressed as a percentage of total revenues, decreased to 66.6% in fiscal 2001, down from 71.0% in fiscal 2000 and 79.4% in fiscal 1999. This is indicative of the decreased proportion of our total revenues derived from product sales, which typically have higher direct costs than do revenues generated from services contracts.

      Contract costs include the costs of labor, subcontractors, materials, and other costs directly related to the generation of contract revenue. Contract costs as a percentage of contract revenue were consistent in fiscal 2001, 2000, and 1999 at 65.7%, 65.6% and 65.3%, respectively.

      As a percentage of product sales, our cost of product sales in fiscal 2001 was 93.3%, 95.7% in fiscal 2000, and 96.6% in fiscal 1999. In fiscal 1999, the lower gross margin was primarily due to the 1-2% contractual margin earned from the Royalty Contracts. With no product sales from the Royalty Contracts in fiscal 2000, we would have expected a higher gross profit margin on product sales than that which was experienced. The lower-than-anticipated gross margin in fiscal 2000 was principally due to a $1.0 million addition to our reserve for anticipated warranty costs which is included in cost of product sales. This warranty reserve is related to computer hardware products sold by BTG’s former product reselling division prior to the GTSI Transaction. Excluding this additional warranty reserve, the gross margins experienced on our product sales were consistent in fiscal 2001 and 2000.

Indirect, General and Administrative Expenses

      We include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal, and research and development in our indirect, general and administrative expenses. These costs for fiscal 2001 increased by $3.6 million or 6.1%.

This was primarily due to indirect costs associated with supporting the business acquired from our April 2000 business combination and from an increase in the overall volume of contract revenues. In fiscal 2000, our indirect, general and administrative costs increased by $4.7 million, or 8.5%, from fiscal 1999. This was primarily due to indirect costs associated with supporting the business acquired from our acquisition of STAC, Inc. and an increase in contract revenues. Included in indirect, general and administrative expenses in fiscal 2001 and 2000 was $677,000 and $492,000 in employee severance pay. There was no such expense incurred in fiscal 1999.

      Expressed as a percentage of total revenues, indirect, general and administrative expenses increased in both fiscal 2001 and 2000 to 28.3% and 24.1%, respectively, up from 17.5% in fiscal 1999. This increase is principally reflective of the decreased proportion of total revenues derived from product sales, which typically have lower indirect, general and administrative expenses than do revenues generated from services contracts. As a percentage of contract revenue, these costs decreased to 29.2% in fiscal 2001, down from 29.3%, and 31.8% in fiscal 2000 and 1999, respectively.

Depreciation and Amortization Expense

      Depreciation expense increased from fiscal 2000 to fiscal 2001 by $347,000, or 22.9%. This was primarily due to the depreciation of assets acquired from the business combination in April 2000. The $240,000, or 18.9%, increase from fiscal 1999 to fiscal 2000 was primarily due to our new financial system, acquired in fiscal 2000, offset by the retirement of certain assets.

      Amortization expense, which includes the amortization of goodwill and other intangible assets, increased from fiscal 2000 to fiscal 2001 by $450,000, or 64.8%. This was solely due to the goodwill associated with the business combination consummated in April 2000.

      Amortization expense remained relatively consistent from fiscal 1999 to fiscal 2000. This was attributable to an increase of $278,000 in fiscal 2000 associated with the STAC acquisition, offset by certain intangible assets that were fully amortized at the end of fiscal 1999 and, thus, we had no expense in fiscal 2000.

Restructuring Charge

      We recognized a restructuring charge of $1.8 million during fiscal 1999. This resulted from an increase in the estimated restructuring costs accrued during fiscal 1998 as a result of the divestiture of our former product reselling division. Specifically, the fiscal 1999 charges related to an additional write-off of certain assets of the product reselling division and additional facility costs associated with terminating leases for unused space previously occupied by the product reselling division. There were no comparable charges in fiscal 2000 or 2001.

Interest Expense

      The primary component of our interest expense has resulted from the financing costs on borrowings under our revolving line of credit (the “Credit Facility”). The Credit Facility has been used historically to fund both our working capital needs and certain business combinations. In addition to the interest paid on Credit Facility borrowings, we incurred financing costs in fiscal 2001, 2000 and 1999 resulting from the issuance of promissory notes entered into to finance certain acquisitions. Cash used to reduce outstanding debt was primarily generated from the collection of outstanding receivables and from proceeds made available from sales of investments. Interest expense for fiscal 2001 increased by $1.2 million from fiscal 2000 due, in large part, to the additional debt obtained to finance the business combination we consummated in April 2000, offset by a higher level of collections of existing receivables. The number of days sales outstanding in our receivables was reduced from 102 at March 31, 2000 to 95 at March 31, 2001. In addition to the higher monthly average debt outstanding during fiscal 2001, as compared to 2000, interest expense increased as a result of higher prevailing interest rates in the general U.S. economy. The effective interest rate paid by BTG in fiscal 2001 was 9.65%, as compared to 8.38% in fiscal 2000. Interest expense in fiscal 2000 decreased $2.0 million, or 51.5%, from fiscal 1999. This was due to a significant reduction in the average balance outstanding under the Credit Facility and repayment of the promissory notes used to finance the STAC acquisition.

Unusual Charges

      We recognized an unusual charge of $1.2 million during fiscal 1999 as a result of a series of agreements we entered into with GTSI during February 1999 to settle a number of issues which arose subsequent to the GTSI Transaction. There were no comparable costs in fiscal 2000 or 2001.

Gain (Loss) on Sales of Investments, Net

      We recognized losses on sales of investments in fiscal 2001 of $955,000, the majority of which resulted from a $905,000 loss on the sale of 1.3 million shares of common stock we held in GTSI. This represented a liquidation of the remainder of our equity holdings in GTSI, which were originally acquired as a portion of the consideration received under the GTSI Transaction.

      In fiscal 1999, the gain on sales of investments resulted primarily from the liquidation of shares we held in Cisco Systems Inc., which we acquired as a result of our ownership of the WheelGroup Corporation.

Income Tax Expense

      Our effective tax rate was 39.5%, 43.8%, and 36.2% during fiscal 2001, 2000, and 1999, respectively. In fiscal 2001, the most significant difference between the effective tax rate and the statutory tax rate was due to our goodwill amortization expense, a portion of which is not deductible for income tax purposes. The effective tax rate for fiscal 2000 was higher than the statutory Federal income tax rate of 35.0% due principally to our effective state income tax rate of 4.7% and to certain other costs incurred during fiscal 2000 which were not deductible for income tax purposes, the largest component of which related to the amortization expense associated with acquired companies. During fiscal 1999, we realized portions of the net operating losses generated by our former product reselling division for which a valuation allowance had been established in fiscal 1998. As a result, the effective income tax rate for fiscal 1999 was lower than the 45.8% that would otherwise have been calculated.

Discontinued Operations

      We recorded losses of $116,000 in fiscal 2000 and $765,000 in fiscal 1999 from the discontinuance of the non-strategic operations of a retail computer store. This operation was completely disposed of during the second quarter of fiscal 2000. We did not recognize any losses associated with this operation in fiscal 2001, and we anticipate no future losses associated with this operation.

Inflation

      Approximately 18.0% and 15.8% of the Company’s contract revenue for fiscal 2001 and 2000, respectively, were under cost-reimbursement type contracts, under which inflationary increases are borne by the customer. Although BTG performs on several multi-year, fixed-price and time-and-materials contracts, under which it bears the risk of inflationary pressures on its costs, to date we have not been materially adversely affected by inflation. In addition, our product sales generally have not been affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

      Working capital was $31.8 million and $37.6 million as of March 31, 2001 and 2000, respectively. The decrease in working capital was primarily attributable to the increased collection in fiscal 2001 of our receivables, a current asset, which were used in part to pay down our Credit Facility, a long-term liability. The lower accounts receivable balance outstanding at March 31, 2001, resulted in days sales outstanding on this date of 95 compared to 102 at March 31, 2000. The higher metric at March 31, 2000 was in large part the result of our implementation of an enterprise-wide financial accounting system during the latter half of fiscal 2000. This implementation slowed down our billings and collections process during our fiscal 2000 third and fourth quarters.

      During fiscal 2001, our operating activities provided cash of approximately $19.1 million which was principally driven by our net income of $2.7 million, noncash charges for depreciation and amortization of $3.0 million, and reductions in our outstanding receivables of $16.2 million and prepaid expenses and other assets of $2.4 million. These decreases were offset by reductions in our accounts payable and accrued expenses of $3.6 million and $2.2 million, respectively.

      In fiscal 2000, our operating activities used cash of approximately $3.1 million. Our use of cash in operations was principally driven by the increase in our receivables of $16.5 million, offset by net income of $4.4 million, noncash expenses for depreciation and amortization of $2.2 million and deferred income taxes of $2.4 million, and increases in both accounts payable and accrued expenses totaling $3.6 million.

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

Investing Activities

      We had net cash outflows of $11.6 million during fiscal 2001 as a result of our investing activities. We used approximately $14.3 million in the purchase of substantially all of the assets of the enterprise network solutions division of SSDS, Inc. and $2.0 million for a strategic investment in DOAR Communications, Inc., which is a leading provider of advanced technology-based systems and services for the judicial court, litigation, and alternative dispute resolution markets. These new investments were offset by the proceeds of $5.6 million from the sale of earlier investments.

      In fiscal 2000, our net outflows from investing activities were $7.6 million which were principally attributable to $5.7 million in property and equipment purchases, of which approximately $4.6 million related to our implementation of an enterprise level financial accounting system, and $2.1 million for an escrow deposit made in connection with our acquisition of a division of SSDS.

      In fiscal 1999, our net inflows from investing activities were approximately $23.6 million primarily reflective of the $30.3 million in proceeds associated with the sale of an investment we held in Cisco stock, offset by $5.7 million used to purchase STAC in January 1999.

Financing Activities

      During fiscal 2001, our financing activities used a net cash amount of $7.5 million. This amount is principally reflective of repayments on our line of credit of $6.6 million and the $1.3 million of cash we used for the purchase of 175,000 shares of our outstanding common stock. Although we obtained $8.0 million in debt in fiscal 2001 in connection with a business combination, we completely repaid the notes during the fiscal year.

      In fiscal 2000, our financing activities provided a net amount of $10.7 million. This amount is principally reflective of $12.8 million in additional advances under our Credit Facility, offset by cash used to repay $1.8 million of other outstanding debt and cash used for the purchase of $1.0 million of our outstanding common stock. In addition to the repayment of debt and the purchase of treasury stock, the Credit Facility advances were used for purchases of property and equipment, payments associated with business combinations and for the general working capital needs of our operations.

      In fiscal 1999, we used $53.2 million to reduce outstanding amounts under the Credit Facility and $19.2 million to retire outstanding long-term debt instruments.

Credit Facility

      The Credit Facility is a secured revolving credit facility consisting of two revolving promissory notes provided to BTG and its subsidiaries by Bank of America and Fleet Capital Corporation in the principal amount of up to $50.0 million. Under the amended agreement, the principal amount outstanding under the Credit Facility may not exceed the lesser of (i) $50.0 million or (ii) a defined borrowing base, which is a variable amount calculated by aggregating a specified set of our accounts receivable and unbilled costs. The interest on revolving loan advances made under the Credit Facility is, at our option, either (i) the Bank of America prime rate, or (ii) LIBOR plus a percentage ranging from 2.25% to 3.25% depending on our leverage ratio.

      The Credit Facility is secured by substantially all of our assets and includes certain financial and other covenants that restrict, among other things, changes in capital structure, mergers, acquisitions, sales of assets, changes of operations, purchases and redemptions of stock, additional indebtedness, payment of dividends and other payments to shareholders, investments, capital expenditures, a net loss by BTG for any fiscal quarter, and certain other matters without the approval of the lenders. At March 31, 2001, we were in compliance with all financial covenants as of that date.

      At March 31, 2001, BTG had available borrowings under the Credit Facility of $10.4 million. We believe that funds available under the Credit Facility and provided by our operating activities will be sufficient to fund BTG’s cash requirements for the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 for the year ending March 31, 2002.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“ SAB 101”). SAB 101 summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition practices comply with SAB 101.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. This interpretation is generally effective for applicable transactions beginning July 1, 2000. The adoption of this interpretation did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      We do not believe that there are any disclosures required under this item with respect to market risk-sensitive instruments. Our obligations under the Credit Facility bear interest at rates indexed to current market rates.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Operations
Fiscal Years Ended March 31, 2001, 2000 and 1999
(in thousands, except per share data)

	2001	2000	1999

Revenues:

Contract revenue	$217,565	$204,229	$173,574

Product sales	7,278	44,766	142,861

	$224,843	$248,995	$316,435

Direct costs:

Contract costs	142,979	134,033	113,346

Cost of product sales	6,787	42,823	137,985

	$149,766	$176,856	$251,331

Indirect, general and administrative expenses	63,563	59,915	55,242

Depreciation and amortization expense	3,001	2,204	1,965

Restructuring charge	—	—	1,796

	$216,330	$238,975	$310,334

Operating income	$8,513	$10,020	$6,101

Interest expense, net	(3,131)	(1,917)	(3,949)

Unusual charge	—	—	(1,201)

Gain (loss) on sales of investments, net	(955)	—	3,532

Other	—	—	(155)

Income from continuing operations before income taxes	$4,427	$8,103	$4,328

Provision for income taxes	1,750	3,548	1,567

Income from continuing operations	$2,677	$4,555	$2,761

Loss from discontinued operations:

Loss from operations, net of income tax benefit of $33 and $160 for fiscal 2000 and 1999, respectively	—	(42)	(251)

Loss on disposal, net of income tax benefit of $56 and $124 for fiscal 2000 and 1999, respectively	—	(74)	(514)

	—	(116)	(765)

Net income	$2,677	$4,439	$1,996

Basic earnings per share:

Income from continuing operations	$0.30	$0.51	$0.32

Loss from discontinued operations	—	(0.01)	(0.09)

Net income	$0.30	$0.50	$0.23

Diluted earnings per share:

Income from continuing operations	$0.30	$0.50	$0.32

Loss from discontinued operations	—	(0.01)	(0.09)

Net income	$0.30	$0.49	$0.23

Weighted average shares outstanding (used in the calculation of basic earnings per share)	8,955	8,853	8,774

Weighted average shares outstanding (used in the calculation of diluted earnings per share)	9,029	9,035	8,827

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
March 31, 2001 and 2000
(in thousands, except share data)

	2001	2000

ASSETS

Current assets:

Investments, at fair value	$53	$—

Receivables, net	58,503	69,352

Inventory, net	—	507

Prepaid expenses	1,295	1,400

Deferred income taxes	468	1,048

Other	1,824	1,080

Total current assets	$62,143	$73,387

Property and equipment:

Furniture and equipment	16,504	15,589

Leasehold improvements	2,801	2,618

	$19,305	$18,207

Accumulated depreciation and amortization	(11,014)	(9,164)

	$8,291	$9,043

Other assets:

Goodwill, net of accumulated amortization of $2,781 and $1,641 at March 31, 2001 and 2000, respectively	$23,224	$14,551

Restricted investments	—	6,429

Investments, at cost	2,000	—

Notes receivable	—	1,000

Deferred income taxes	249	357

Other	793	2,615

	$96,700	$107,382

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$18,141	$21,342

Accrued expenses	11,682	12,840

Other	512	1,644

Total current liabilities	$30,335	$35,826

Line of credit, excluding current maturities	23,913	30,466

Other	354	877

Total liabilities	$54,602	$67,169

Commitments and contingencies

Shareholders’ equity:

Preferred stock:

No par value, 982,500 shares authorized; no shares issued or outstanding	$—	$—

$0.01 par value, 17,500 shares authorized; no shares issued or outstanding	—	—

Common stock, no par value, 20,000,000 shares authorized; 8,897,045 and 8,985,812 shares outstanding at March 31, 2001 and 2000, respectively	53,584	54,308

Accumulated deficit	(11,418)	(14,095)

Accumulated other comprehensive losses	(68)	—

Total shareholders’ equity	$42,098	$40,213

	$96,700	$107,382

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
Fiscal Years Ended March 31, 2001, 2000, and 1999
(in thousands, except share data)

		Retained	Accumulated
		Earnings	Other	Total
	Common	(Accumulated	Comprehensive	Shareholders'
	Stock	Deficit)	Income	Equity

Balance, April 1, 1998	$52,857	$(20,530)	$733	$33,060

Net income	—	1,996	—	1,996

Sale of 131,844 common shares under stock option and stock purchase plans	753	—	—	753

Sale of 138,910 common shares in a private placement to certain directors	1,250	—	—	1,250

After-tax change in unrealized investment gains, net of reclassification adjustment	—	—	(733)	(733)

Purchase and retirement of 53,000 common shares	(315)	—	—	(315)

Balance, March 31, 1999	$54,545	$(18,534)	$—	$36,011

Net income	—	4,439	—	4,439

Sale of 122,748 common shares under stock option and stock purchase plans	758	—	—	758

Purchase and retirement of 143,100 common shares	(995)	—	—	(995)

Balance, March 31, 2000	$54,308	$(14,095)	$—	$40,213

Net income	—	2,677	—	2,677

Sale of 86,233 common shares under stock option and stock purchase plans	554	—	—	554

After-tax change in unrealized investment gains and losses	—	—	(68)	(68)

Purchase and retirement of 175,000 common shares	(1,278)	—	—	(1,278)

Balance, March 31, 2001	$53,584	$(11,418)	$(68)	$42,098

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Fiscal Years Ended March 31, 2001, 2000, and 1999
(in thousands)

	2001	2000	1999

Cash flows from operating activities:

Net income	$2,677	$4,439	$1,996

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Loss on discontinued operations	—	116	765

Depreciation and amortization	3,001	2,204	1,965

Amortization of debt issue costs	100	48	284

Deferred income taxes	445	2,364	167

Provision for losses on accounts receivable and inventory	117	427	366

Equity in earnings of affiliate	—	—	(24)

Loss on sales of property and equipment	16	95	—

Loss (gain) on sales of investments	955	—	(3,532)

Restructuring charge	—	—	1,796

Unusual charge	—	—	1,706

Changes in assets and liabilities, net of the effects from purchases of subsidiaries:

(Increase) decrease in receivables	16,173	(16,548)	81,821

(Increase) decrease in inventory	495	(330)	1,439

(Increase) decrease in income tax receivable	—	43	10,572

(Increase) decrease in prepaids and other assets	2,388	1,680	3,678

Increase (decrease) in accounts payable	(3,611)	1,056	(56,853)

Increase (decrease) in accrued expenses	(2,154)	2,526	(3,793)

Increase (decrease) in other liabilities	(1,494)	(1,328)	(408)

Net cash provided by (used in) the operating activities of continuing operations	19,108	(3,208)	41,945

Net cash provided by (used in) discontinued operations	—	135	(124)

Net cash provided by (used in) operating activities	$19,108	$(3,073)	$41,821

Cash flows from investing activities:

Purchases of subsidiaries, net of cash acquired	(14,298)	—	(5,705)

Purchases of property and equipment	(745)	(5,739)	(939)

Deposit on subsequent business combination	—	(2,100)	—

Proceeds from sales of investments	5,555	—	30,288

Purchases of investments	(2,000)	(250)	—

Proceeds from redemption of notes receivable	500	500	—

Capitalized product development costs	(629)	—	—

Net cash provided by (used in) investing activities	$(11,617)	$(7,589)	$23,644

Cash flows from financing activities:

Net advances (repayments) under line of credit	(6,553)	12,800	(53,155)

Principal payments on long-term debt and capital lease obligations	(8,114)	(1,820)	(19,192)

Proceeds from the issuance of long-term debt	8,000	—	5,400

Payment of debt issue costs	(100)	—	(3)

Proceeds from the issuance of common stock	554	677	1,800

Purchase of treasury stock	(1,278)	(995)	(315)

Net cash provided by (used in) financing activities	$(7,491)	$10,662	$(65,465)

Increase (decrease) in cash and equivalents	—	—	—

Cash and equivalents, beginning of year	—	—	—

Cash and equivalents, end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Fiscal Years Ended March 31, 2001, 2000, and 1999
(in thousands)

	2001	2000	1999

Net income	$2,677	$4,439	$1,996

Other comprehensive income, net of tax:

Unrealized gains on investments:

Unrealized holding gains (losses) arising during the period	(68)	—	1,839

Less: reclassification adjustment for gains included in net income	—	—	(2,572)

Comprehensive income	$2,609	$4,439	$1,263

See accompanying notes to consolidated financial statements.

\

BTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.   NATURE OF OPERATIONS

      BTG, Inc. (“BTG” or “we” or “us”) is an information systems and technical services company providing expertise to a broad range of the complex systems needs of our customers. We are an industry leader in providing systems analysis and consulting services, solutions development, systems integration, and computer-based operations and support.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      In the accompanying consolidated financial statements, we have included the accounts of all our majority-owned subsidiaries. We have eliminated all significant intercompany balances and transactions. We record investments in unconsolidated affiliates owned more than 20 percent, but not in excess of 50 percent using the equity method of accounting.

      Revenue Recognition

      We provide systems analysis and engineering services, solutions development, systems integration, and computer-based operations and support, primarily to the United States Government and its agencies and departments (the “Government”), on a contractual basis. We recognize revenue on cost-plus-fee contracts to the extent of costs incurred plus a proportionate amount of fees earned. We recognize revenue on time-and-material contracts to the extent of billable rates times hours delivered plus other direct costs incurred. We recognize revenue on fixed-price contracts using the percentage-of-completion method based on costs incurred in relation to total estimated costs. We recognize anticipated contract losses as soon as they become known and estimable.

      We defer revenue that is contractually billable prior to performance or delivery until the work has been performed and/or we have delivered the product.

      We also provide off-the-shelf hardware and software to the Government under a variety of contract vehicles and to commercial companies as a third-party distributor. We recognize the related revenue when products are shipped or when customers have accepted the products or services, depending on contractual terms. We accrue estimated future costs associated with providing customer support under warranty obligations for products sold at the time of revenue recognition.

      Cash and Equivalents

      All highly liquid debt instruments with original maturities of three months or less are classified as cash equivalents.

      Investments

      We classify our marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive income.

      Inventory

      Our inventory, net of an allowance for obsolescence, consists principally of purchased products held for resale, and we value it at the lower of cost, determined on the average cost basis, or market value. All inventory at March 31, 2001 was fully reserved.

      Property and Equipment

      We record property and equipment at cost and depreciate it over its estimated useful lives, three to ten years, using the straight-line method. We amortize leasehold improvements over the shorter of the terms of the related leases or their estimated useful lives using the straight-line method. Our capital leased assets are amortized using the straight-line method over either the lease term or the estimated useful lives of the leased assets depending on the criteria used for lease capitalization.

      In March 1999, we began implementing an enterprise-wide financial information system. We capitalized external direct costs of materials and services and payroll-related costs of employees working on development of the software system portion of the project. Training costs and costs to reengineer business processes were expensed as incurred. We completed the implementation of the system during fiscal 2000. Total capitalized costs associated with the acquisition and development of the system were approximately $5.8 million, of which $4.6 million were capitalized during fiscal 2000.

      Goodwill

      Goodwill, the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies, is amortized over the expected periods of benefit, 15 to 30 years, on a straight-line basis.

      We assess the recoverability of our goodwill when impairment indicators are present by determining whether the balances can be recovered through the estimated, undiscounted future operating cash flows of the acquired operations. We measure the amount of impairment, if any, based on projected discounted future operating cash flows. Our assessment of the recoverability of goodwill will be impacted if we do not achieve estimated future operating cash flows.

      Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Research and Development Expenses

      We expense research and development costs as they are incurred.

      Capitalized Product Development Costs

      Costs associated with software development are capitalized once a product’s technological feasibility is established. Capitalized product development costs are amortized on a product-by-product basis based on the ratio of recorded revenue to total estimated revenue, with a minimum amortization using the straight-line method over the product’s estimated economic life. Capitalized product development costs are carried at the lower of unamortized cost or net realizable value.

      The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized product development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic lives, and changes in hardware and software technologies.

      Fair Value of Financial Instruments

      The carrying value of our marketable securities, receivables, payables, and revolving line of credit instruments approximates fair value since all such instruments are either readily tradable, short-term in nature or bear interest rates which are indexed to current market rates. Fair value for our notes receivable is determined based on current rates offered for instruments with similar remaining maturities. At March 31, 2001 and 2000, the carrying value of our notes receivable approximated fair value.

      Earnings Per Share

      We compute our basic earnings per share by dividing net income for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income for the year by the weighted average number of shares of common stock and potential dilutive securities outstanding during the year. Potential dilutive securities include all issued and outstanding options whose exercise price was greater than or equal to the average market price for the respective period presented.

      Use of Estimates

      In preparing our consolidated financial statements in conformity with generally accepted accounting principles, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We use the most current and best available information in preparing these estimates. Significant estimates were used in the consolidated financial statements to account for revenue recognition, the accounts receivable allowance, deferred tax asset valuation allowance, product warranty liability, and certain other reserves recorded in connection with our restructuring charges in fiscal 1999. Actual results may differ from those estimates.

      Reclassification

      We have reclassified certain amounts in the prior years’ financial statements to conform to the fiscal 2001 presentation.

3.   RECEIVABLES

      The components of receivables are as follows (in thousands):

	March 31

	2001	2000

Amounts billed and billable	$54,876	$66,179

Retainages billable upon contract completion	3,237	2,939

Other unbilled amounts	1,073	1,277

Allowance for doubtful accounts	(683)	(1,043)

Total	$58,503	$69,352

      The Company anticipates collecting substantially all receivables, except retainages, within one year.

4.   ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):

	March 31

	2001	2000

Accrued salaries and related taxes	$4,969	$6,414

Accrued employee leave	4,415	3,941

Accrued product warranty costs	695	842

Accrued employee medical claims	259	565

Other	1,344	1,078

	$11,682	$12,840

5.   INCOME TAXES

      Total income tax expense (benefit) for the years ended March 31, 2001, 2000 and 1999 was allocated as follows (in thousands):

	Fiscal Years Ended
	March 31

	2001	2000	1999

Income from continuing operations	$1,750	$3,548	$1,567

Discontinued operations	—	(89)	(284)

	$1,750	$3,459	$1,283

      The provision for income taxes attributable to income from continuing operations include the following (in thousands):

	Fiscal Years Ended
	March 31

	2001	2000	1999

Current:

Federal	$1,096	$867	$828

State	208	255	381

	1,304	1,122	1,209

Deferred:

Federal	370	2,014	299

State	76	412	59

	446	2,426	358

	$1,750	$3,548	$1,567

      Our income tax expense differs from the amount of income taxes determined by applying the U.S. Federal income tax statutory rates to income from continuing operations before income taxes as follows:

	Fiscal Years Ended
	March 31

	2001	2000	1999

Statutory Federal income tax rate	35.0%	35.0%	35.0%

State income tax, net of Federal income tax benefit	4.9	4.7	5.3

Phase-in tax rate differential	(1.0)	(1.0)	(1.0)

Non-deductible amortization expense	5.3	2.9	4.3

Change in the valuation allowance	—	—	(9.6)

Other	(4.7)	2.2	2.2

Effective tax rate	39.5%	43.8%	36.2%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2001 and 2000 are as follows (in thousands):

	March 31

	2001	2000

Deferred tax assets:

Employee benefits, accrued for financial reporting purposes	$1,496	$1,293

Financial reporting reserves	459	777

Product warranty costs, accrued for financial reporting purposes	351	552

Net operating loss carryforwards	180	321

Other	178	241

Total deferred tax assets	2,664	3,184

Less: valuation allowance	(133)	(133)

Net deferred tax assets	2,531	3,051

Deferred tax liabilities:

Revenues not contractually billable	(1,617)	(1,598)

Other	(197)	(48)

Total deferred tax liabilities	(1,814)	(1,646)

Net deferred tax assets	$717	$1,405

      The valuation allowance for deferred tax assets as of March 31, 1999 was $133,000. In assessing the realizability of deferred tax assets, our management considers whether it is more likely than not that we will realize some portion or all of the deferred tax assets. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. In making this assessment, we consider taxes paid during the past two years, scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and tax planning strategies. Based upon these factors, we have established a valuation allowance against that portion of the deferred tax assets for which we believe that ultimate realization cannot presently be assessed as “more likely than not.” We believe, based principally on the past earnings history of our ongoing operations and the scheduled reversal of significant deferred tax liabilities, the majority of our deferred tax assets at March 31, 2001 are more likely than not realizable.

6.   LINE OF CREDIT

      Our revolving line of credit facility (the “Credit Facility”) is with a syndicate of financial institutions which, as amended, currently provides for borrowings up to $50.0 million based on specified percentages of eligible accounts receivable (the “borrowing base”). The Credit Facility, which is secured by substantially all of our assets, requires BTG to comply with various financial covenants and restricts us from, among other things, paying dividends, changing our capital structure, or making acquisitions without the approval of the lenders. At March 31, 2001, we were in compliance with all financial covenants under the Credit Facility. At March 31, 2000, we obtained a waiver from the lending financial institutions for non-compliance with the capital expenditure covenant. We were in compliance with all of the other financial covenants as of that date.

      At March 31, 2001, we have classified the entire balance outstanding under the Credit Facility as a noncurrent liability in the accompanying consolidated balance sheet, as we anticipate that our borrowing base over the next fiscal year will provide for a minimum availability equal to or in excess of the amount outstanding on such date. The Credit Facility has a termination date of August 31, 2002.

      In addition to a revolving loan, the Credit Facility includes a facility under which we can, subject to the approval of the lenders and the payment of certain fees, obtain letters of credit of up to a maximum of $5.0 million. At March 31, 2001 and 2000, there were no letters of credit outstanding under the facility. Costs incurred to obtain the Credit Facility have been capitalized and are being amortized over the term of the agreement.

      At March 31, 2001, the balance outstanding under the Credit Facility was approximately $23.9 million and approximately $10.4 million was available for additional borrowing. At March 31, 2000, the balance outstanding under the Credit Facility was approximately $30.5 million and approximately $15.5 million was available for additional borrowing. Interest on outstanding borrowings under the amended agreement is provided at a rate equal to, at the Company’s option, either the lender’s prime rate or LIBOR plus a percentage ranging from 2.25% to 3.25%, depending on our leverage ratio.

      An analysis of activity under the Credit Facility is as follows (dollars in thousands):

	March 31

	2001	2000

Maximum line of credit available during the period	$45,901	$48,896

Balance outstanding at the end of the period	$23,912	$30,466

Total borrowing base at the end of the period	$34,353	$45,997

Interest rate at the end of the period:

At the lender’s prime rate option	8.00%	9.00%

At the LIBOR option (average)	7.53%	8.26%

Monthly average amount outstanding during the period	$29,304	$26,805

Monthly weighted average interest rate outstanding during the period	9.65%	8.38%

7.   LONG-TERM DEBT

      In April 2000, we issued two term promissory notes to each of the two financial institutions that lend to us under the Credit Facility totaling $8.0 million to provide us with financing for a business combination. These notes were repaid in their entirety during fiscal 2001.

      In January 1999, we issued term promissory notes totaling $3.4 million to each of the two financial institutions that lend to us under the Credit Facility. We used the proceeds from the term promissory notes to finance the acquisition of STAC, Inc. and repaid $1.7 million in March 1999 and the remaining $1.7 million during fiscal 2000.

8.   SHAREHOLDERS’ EQUITY AND STOCK OPTIONS

      Preferred Stock

      Our Amended Articles of Incorporation authorize us to issue up to 1,000,000 shares of preferred stock, 982,500 of which have no par value and 17,500 of which have a par value of $0.01 per share. No preferred shares have been issued as of March 31, 2001.

      Common Stock

      There is one class of voting common stock, with no par value, and 20,000,000 shares authorized for issuance.

      In September 1998, the Company’s Board of Directors approved the adoption of a share repurchase plan. Under the terms of the share repurchase plan, we are authorized to purchase, from time to time, up to 500,000 shares of BTG common stock through both open market and negotiated purchases. During fiscal 2001 and 2000, we purchased 175,000 and 143,100 shares of common stock under the share repurchase plan for approximately $1.3 million and $995,000, respectively.

      At March 31, 1999, there were outstanding common stock purchase warrants (the “Warrants”) which entitled the holder to purchase up to 317,478 shares of our common stock at $4.79 per share. In January 2000, the holder of the Warrants exercised 100% of the Warrants in a cashless transaction. Under this transaction, we issued 153,959 shares of BTG common stock to the Warrant holder. At March 31, 2001 and March 31, 2000, we had no other warrants outstanding.

      Employee Stock Option Plan

      We have adopted an employee stock option plan (the “Plan”) which provides for grants of both qualified and non-qualified common stock options. As currently amended, the Plan permits us to issue up to 1,750,000 options at prices equal to or greater than the fair value of a company share on the date of grant. Options granted under the Plan expire upon the earlier of ten years from the date of grant or three months after the optionee’s termination of employment with the Company.

      Additional information with respect to all options granted under the Company’s employee stock option plan is as follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share

Shares under option, March 31, 1998	327,877	$11.39

Options granted	815,750	7.53

Options exercised	(26,737)	4.30

Options forfeited	(141,139)	11.14

Shares under option, March 31, 1999	975,751	8.39

Options granted	597,150	7.94

Options exercised	(22,248)	6.48

Options forfeited	(84,225)	7.93

Shares under option, March 31, 2000	1,466,428	8.22

Options granted	186,450	8.90

Options exercised	(5,858)	5.99

Options forfeited	(472,479)	8.25

Shares under option, March 31, 2001	1,174,541	$8.33

Options exercisable, March 31, 2000	289,220	$8.00

Options exercisable, March 31, 2001	543,591	$8.06

      Directors Stock Option Plan

      We have a Directors Stock Option Plan (the “Directors Option Plan”) which provides for the granting of a maximum of 100,000 nonqualified stock options to non-employee members of the Board of Directors. In September 1999, the shareholders of the Company approved an amendment to the Directors Option Plan under which the option price per share is equal to 110% of the fair market value of a company share on the date of grant. The term of each option is ten years and an option first becomes exercisable six months after the date of grant. Under the amended terms of the Directors Option Plan, each non-employee member of the Board of Directors is granted 2,500 options on each anniversary date of the Director’s service commencement date.

      Additional information with respect to options granted under the Directors Option Plan is as follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share

Shares under option, March 31, 1998	23,000	$12.25

Options granted	7,500	7.55

Options forfeited	(1,000)	13.13

Shares under option, March 31, 1999	29,500	10.96

Options granted	15,000	8.16

Shares under option, March 31, 2000	44,500	10.02

Options granted	17,500	8.24

Shares under option, March 31, 2001	62,000	$9.55

Options exercisable, March 31, 2000	42,000	$10.03

Options exercisable, March 31, 2001	57,000	$9.85

      Stock Purchase Plans

      Our shareholders have adopted two stock purchase plans: the Annual Leave Stock Plan (the “Annual Leave Plan”) and the Employee Stock Purchase Plan (the “ESPP”). Under the Annual Leave Plan, eligible employees can exchange certain unused amounts of accrued annual leave for shares of common stock at the fair market value of the stock on the date of exchange. During fiscal 2001, 2000 and 1999, we issued 12,595, 8,506 and 13,264 shares, respectively, of common stock under the Annual Leave Plan. The value of the shares issued in fiscal 2001, 2000 and 1999 was approximately $72,000, $80,000 and $75,000, respectively.

      Under the ESPP, participating and eligible employees purchase our common stock, through payroll deductions or annual lump sum contributions, at a 15 percent discount to the lower of the fair market value of such stock at the beginning or ending date of the quarterly election period. The total number of shares of our common stock under the ESPP is limited to 400,000. We issued 58,077, 68,327, and 72,882 common stock shares under the ESPP during fiscal 2001, 2000, and 1999, respectively. Since inception, we have issued 355,199 shares under the ESPP.

      Our shareholders have also adopted the Non-Employee Director Stock Purchase Plan (the “Directors Purchase Plan”). Under the terms of the Directors Purchase Plan, non-employee members of the Board of Directors may elect to have their fees invested in BTG common stock at a price equal to the lower of 100% of the fair market value of a company share on the beginning or ending date of the election period. The election period is the 12-month period beginning on October 1 of each year. The maximum number of shares that may be issued under the Directors Purchase Plan is 100,000. Under this plan, we issued 19,128, 19,169, and 18,961 shares of common stock valued at approximately $151,000, $126,000, and $128,000 during fiscal 2001, 2000, and 1999, respectively. Since inception, we have issued 63,628 shares of stock under this plan.

      Profit Sharing Plan

      We established a qualified 401(k) profit sharing plan in 1987 under which eligible employees may elect to defer a portion of their salary. At the discretion of the Board of Directors, we may contribute to the plan. Our current contribution, as approved by the Board, is a matching contribution of an amount up to five percent of eligible employees’ deferrals. Employees participating in the plan vest in the employer contribution over four years at 10%, 30%, 60%, and 100% cumulative per year, respectively.

      Company contributions to the 401(k) plan were approximately $1.5 million, $2.4 million, and $1.6 million, in fiscal 2001, 2000 and 1999, respectively.

      Disclosures Pursuant to Statement of Financial Accounting Standards No. 123

      We apply Accounting Principles Board Opinion 25 and its related interpretations in accounting for our equity participation programs. No compensation cost has been recognized for our incentive stock option and stock purchase plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of accounting under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, then our net income and earnings per share would have been reduced to the pro forma amounts indicated as follows (in thousands, except per share data):

		Fiscal Years Ended
		March 31

		2001		2000		1999

Net income	As reported Pro forma	$ $	2,677 1,200	$ $	4,439 4,005	$ $	1,996 1,739

Diluted earnings per share	As reported Pro forma	$ $	0.30 0.13	$ $	0.49 0.44	$ $	0.23 0.20

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants during the years ended March 31, 2001, 2000 and 1999, respectively:

	Fiscal Years Ended
	March 31

	2001	2000	1999

Dividend yield	0.0%	0.0%	0.0%

Expected volatility	60.5%	66.6%	60.0%

Risk-free interest rate	6.3%	6.5%	5.1%

Forfeiture rate	11.0%	6.0%	6.0%

Expected life	3-7 years	3-7 years	3-8 years

      The following table summarizes information about fixed employee and director stock options outstanding at March 31, 2001:

Options Outstanding				Options Exercisable

	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 3/31/01	Contractual Life	Exercise Price	at 3/31/01	Exercise Price

$5.78 - $7.88	551,555	7.69	$6.44	346,992	$6.47

$8.25 - $9.90	572,818	8.07	9.14	188,269	9.15

$10.31 - $20.08	112,168	6.53	14.16	65,330	14.92

$5.78 - $20.08	1,236,541	7.76	$8.39	600,591	$8.23

      The per share weighted-average fair value of stock options granted during fiscal 2001, 2000, and 1999 was $8.83, $9.46, and $3.99, respectively.

9. EARNINGS PER SHARE

      The following table illustrates the calculation of basic and diluted earnings per share results for fiscal 2001, 2000 and 1999 (in thousands, except per share data):

	Fiscal Years Ended
	March 31

	2001	2000	1999

Income from continuing operations	$2,677	$4,555	$2,761

Weighted average common stock shares

outstanding during the period (used in the

calculation of basic per share results)	8,955	8,853	8,774

Dilutive effect of common stock options and

common stock purchase warrants	74	182	53

Weighted average common stock and potentially

dilutive securities outstanding during the

period (used in the calculation of diluted

per share results)	9,029	9,035	8,827

Basic earnings per share	$0.30	0.51	$0.32

Diluted earnings per share	$0.30	0.50	$0.32

10. RESTRUCTURING CHARGE

      In fiscal 1998, our Board of Directors approved a restructuring plan designed to refocus us on BTG’s core business and historical strengths. Pursuant to this plan, in February 1998, we divested substantially all of the BTG operating division (the “Division”) responsible for the reselling of computer hardware and software products. As a result, we recorded a restructuring charge of approximately $38.5 million. At March 31, 1998, there were outstanding accruals and reserves of approximately $14.6 million for restructuring costs established during fiscal 1998. During fiscal 1999, approximately $7.5 million of these accruals and reserves were utilized against the estimated impairment of retained Division assets, the reserve established for facility and operating lease commitments, accrued employee severance costs, and certain other accrued reserves. We recorded an additional charge in fiscal 1999 of $1.8 million, related to an adjustment to the estimated impairment of retained Division assets and additional facility costs. We had $586,000 of remaining reserves outstanding at March 31, 2000, relating to facility and operating lease commitments. At March 31, 2001, these commitments have been fully satisfied, and accordingly, there are no restructuring reserves currently outstanding.

11. DISCONTINUED OPERATIONS

      During the year ended March 31, 1999, our Board of Directors approved a management plan to dispose of a retail computer store that we operated. In connection with this discontinued operation, we recorded losses during fiscal 2000 and 1999 of approximately $116,000 and $765,000, net of the related income tax benefits. Net losses from our discontinued operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. Prior year reported results have been reclassified in order to provide for consistent presentation. Operating results from our discontinued operations are as follows (in thousands):

	Fiscal Years Ended
	March 31

	2000	1999

Operating revenues	$972	$2,033

Loss before income taxes	(75)	(411)

Loss from discontinued operations, net

of income taxes	(42)	(251)

12. INVESTMENTS

      DOAR Communications, Inc.

      In January 2001, we signed a strategic partnership and investment agreement with DOAR Communications, Inc. (“DOAR”), which is a privately held leading provider of advanced technology-based systems and services for the judicial court, litigation, and alternative dispute resolution markets. Under the terms of the agreement, BTG may acquire up to 19.5% of DOAR stock over the next year for a potential investment of up to a total of $3.0 million. An initial investment of $1.0 million was made in January 2001 followed by a second investment of $1.0 million in February 2001. In return for its initial investments, BTG has received a 12% equity stake in DOAR.

      GTSI Corp.

      In conjunction with our restructuring in February 1998, BTG and GTSI Corp. (“GTSI”), a publicly traded product reseller, entered into an Asset Purchase Agreement (the “APA”) under which we sold certain of the assets and existing contracts and customer orders associated with the BTG operating division responsible for reselling computer hardware and software products.

      In February 1999, BTG and GTSI entered into a series of agreements in order to settle a number of issues which arose subsequent to the APA. Under the terms of the new agreements, among other things, BTG agreed to assign certain contracts that we were awarded in the previous year. During fiscal 1999, we recognized revenue of approximately $93.6 million of product sales associated with these contracts under which GTSI was used as the subcontractor. We recognized an unusual charge of approximately $1.2 million in fiscal 1999, as a result of these agreements.

      Also in February 1999, BTG and GTSI entered into an agreement under which GTSI issued a note payable to BTG as consideration for the purchase by GTSI of 400,000 shares of the GTSI common stock held by BTG. These shares were sold at $5.00 per share. The note, which bears interest at an annual rate of 8.0%, is payable in three annual installments beginning on January 31, 2000. During fiscal 2001, 2000 and 1999, we recognized interest income of approximately $113,333, $164,000 and $21,000, respectively from this note. To date, we have received $1.0 million in note repayments with the remaining $1.0 million due in January 2002.

      We held 1.3 million shares of GTSI common stock at March 31, 2000. This investment represented all of the restricted investments reflected on our consolidated balance sheets. Our investment in GTSI at March 31, 2000, represented less than 20% of GTSI’s outstanding shares, and we did not have the ability to exercise significant influence over the operating or financial policies of GTSI. Accordingly, this investment was carried at cost. In October 2000, GTSI purchased the 1.3 million shares of common stock for $4.25 per share. We recognized a non-operating loss of $905,000 associated with the sale of this investment.

      WheelGroup Corporation

      In May 1996, we entered into an agreement with WheelGroup Corporation (“WheelGroup”) under which, among other things, we purchased shares of the outstanding common stock of WheelGroup. In March 1998, pursuant to a merger agreement entered into by WheelGroup and Cisco Systems, Inc. (“Cisco”), a publicly traded technology company, our ownership interests in WheelGroup were converted into common shares of Cisco. We recorded a gain in fiscal 1998 of approximately $20.2 million calculated using the fair market value of Cisco common stock on the date of closing of the merger. In fiscal 1999, we sold all of our shares of Cisco for approximately $25.5 million and used the proceeds from these sales to retire outstanding debt. As a result of these sales, we recorded gains of approximately $4.2 million during fiscal 1999.

13. BUSINESS COMBINATIONS

      In April 2000, we acquired substantially all of the assets of the enterprise network solutions division of SSDS, Inc. (“SSDS”). This division has approximately 160 employees who provide client-server and web-based network security, enterprise management, and custom software solutions to Government, state and local government, and commercial customers. This acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of SSDS have been included in our consolidated statements of operations from the date of the acquisition. We allocated the purchase price to net tangible and identifiable intangible assets and liabilities based on estimates of their fair value as of the date of acquisition. The excess of purchase price over the estimated fair value of net tangible and identifiable intangible assets and liabilities acquired of approximately $9.8 million was allocated to goodwill and is being amortized on a straight-line basis over 20 years. This acquisition does not have a material effect on pro forma operations.

      In January 1999, BTG completed the acquisition of STAC, Inc. (“STAC”) an analysis and software development company headquartered in Fairfax, Virginia. We purchased all of the common stock of STAC for approximately $6.4 million, $1.5 million of which was contingent on certain stock market indices which were subsequently satisfied. We accounted for this acquisition using the purchase method of accounting and accordingly, the results of operations of STAC have been included in our consolidated statements of operations from the date of the acquisition. We allocated the purchase price to net tangible and identifiable intangible assets and liabilities based on estimates of their fair value as of the date of acquisition. The excess of purchase price over the estimated fair value of net tangible and identifiable intangible assets and liabilities acquired of approximately $6.8 million was allocated to goodwill and is being amortized on a straight-line basis over 20 years. In addition, we entered into retention agreements with certain former employees of STAC which provide for an aggregate payment of up to $700,000 over a three-year period if the employees remain with BTG. This acquisition does not have a material effect on pro forma operations.

      Subsequent to fiscal 2001, in April 2001, we acquired Research Planning, Inc. (“RPI”), which has over 400 employees, the majority of whom are based in the Washington, D.C. area. RPI provides services in defense programs, emergency management, and range technology and base support to customers in the Department of Defense and Federal civilian agencies, state governments and commercial firms, as well as planning support to metropolitan areas and other customers. RPI was acquired for approximately $9.0 million, which was comprised of $6.0 million in cash and $3.0 million of notes payable to RPI’s former shareholders.

14. COMMITMENTS AND CONTINGENCIES

      Audit Review

      We bill under substantially all of our cost-reimbursable Government contracts at our provisional rates. The Defense Contract Audit Agency and other regulatory agencies audit our financial records to ensure that our billings are in accordance with appropriate regulations. Audits and finalized rates through fiscal 1998 have been completed. We do not expect audits for 1999 and subsequent years to result in a material adverse effect on our consolidated financial position or future results of operations.

      Litigation and Claims

      We are a party to various legal actions and claims resulting from the normal course of business. Although it is not possible to ascertain the total amount of liability, if any, that would result from those matters, we believe that any resulting liability will not have a material adverse effect on our consolidated financial position or future results of operations.

      Leases

      We lease office space and equipment under certain operating lease agreements expiring at various dates through June 2012. Most leases include provisions for periodic rent escalations based on changes in various economic indices. Rent expense, net of sublease income, in fiscal 2001, 2000 and 1999 was $4.7 million, $5.0 million, and $5.6 million, respectively.

      Future minimum lease payments on non-cancelable operating leases, including sublease commitments, were as follows on March 31, 2001 (in thousands):

Fiscal Years Ending	Gross	Sublease	Net
March 31	Commitments	Commitments	Commitments

2002	$7,988	$1,651	$6,337

2003	5,604	775	4,829

2004	4,917	432	4,485

2005	4,341	445	3,896

2006	4,309	458	3,851

Thereafter	16,797	115	16,682

	$43,956	$3,876	$40,080

      We currently sublease approximately 50,000 square feet of furnished space in BTG’s headquarters facility to Teligent Communications, LLC, a subsidiary of Teligent, Inc. (“Teligent”). In May 2001, Teligent filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. BTG’s current sublease with Teligent has a term expiring on June 30, 2002 and commits Teligent to pay BTG monthly space and furniture rental payments of approximately $110,000. Teligent has filed a motion with the Bankruptcy Court requesting that it be relieved of its obligations under the sublease. We believe that there is a strong likelihood this request will be granted. In that event, BTG would receive no future rent under the sublease, but would be free to re-let the space. We are unable to determine at this time what the effect on BTG would be if Teligent’s request is denied or if Teligent withdraws its motion and alternatively seeks to affirm and continue the sublease, but, we believe that, based on currently available information, it is unlikely that BTG will receive 100% of the amounts due for the remaining term of the sublease.

15. SUPPLEMENTAL CASH FLOW DISCLOSURES

      Supplemental cash flow disclosures, not presented elsewhere in the consolidated footnotes, are as follows:

	Fiscal Years Ended
	March 31

	2001	2000	1999

Cash paid during the year for (in thousands):

Interest	$2,914	$1,981	$4,248

Income taxes	$1,159	$1,657	$693

      During fiscal 1999, we obtained approximately $814,000 of internal-use software through the conversion of amounts paid to a major software company in a prior year. The original payments were made as advanced royalties against future sales by BTG of certain products of the software company.

      In connection with our business combinations in fiscal 2001 and 1999, the following liabilities were assumed (in thousands):

	Fiscal Years Ended
	March 31

	2001	1999

Fair value of tangible and intangible assets acquired	$15,704	$9,775

Cash paid and notes payable issued	(14,298)	(6,351)

Liabilities assumed	$1,406	$3,424

16. SEGMENT REPORTING

      Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, established procedures and requirements for the (i) determination of business segments, (ii) presentation and disclosure of segment information, and (iii) disclosure of selected segment information within interim consolidated financial statements. Business segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocated resources and in assessing performance.

      Under SFAS No. 131, in fiscal 2001 and 2000, BTG has only one reportable segment. In fiscal 1999, we had two reportable segments: the Systems Business and the Product Reselling Business. Currently, we provide systems development, integration, engineering and network design, and security expertise services under our Systems Business. In fiscal 1999 and prior years, we resold computer hardware and software under our Product Reselling Business. The accounting policies of these segments are the same as those described in the summary of significant accounting policies. In February 1998, pursuant to a restructuring plan approved by BTG’s Board of Directors, we began phasing out our operating activities in the Product Reselling Business. Accordingly, there was no operating activity in the Product Reselling Business in either fiscal 2001 or 2000, and we do not anticipate any operating activity in the Product Reselling Business segment in future periods. In addition, there were no assets associated with the Product Reselling Business at March 31, 2001 and 2000. The product revenue shown in our income statement in fiscal 2001 and 2000, does not relate to the Product Reselling Business but rather is derived from product sales that are incidental to our Systems Business.

      Selected financial data for our operating segments is summarized as follows (in thousands):

For the fiscal
year ended
March 31, 1999

Revenues:

Systems Business	$222,868

Product Reselling Business	93,567

$316,435

Depreciation and amortization expense:

Systems Business	$1,965

Product Reselling Business	—

$1,965

Restructuring charge:

Systems Business	$—

Product Reselling Business	1,796

$1,796

Interest expense, net:

Systems Business	$3,949

Product Reselling Business	—

$3,949

Income (loss) from continuing operations

before taxes and extraordinary items:

Systems Business	$3,392

Product Reselling Business	(800)

$2,592

As of the fiscal
year ended
March 31, 1999

Total assets:

Systems Business	$88,632

Product Reselling Business	1,745

$90,377

      A reconciliation of segment data to consolidated Company data is as follows (in thousands):

For the fiscal
year ended
March 31, 1999

Income (loss) from continuing operations

before taxes and extraordinary items:

Segment data	$2,592

Gain on sale of investments, net	3,532

Unusual charges	(1,201)

Equity in the earnings of affiliates	24

Other unallocated corporate costs	(619)

$4,328

      Approximately 79%, 83%, and 92% in fiscal 2001, 2000, and 1999, respectively, of our revenues resulted from contracts or subcontracts with, and product sales to, the Government. We operate principally in the United States.

17. QUARTERLY FINANCIAL DATA (Unaudited)

      Unaudited summarized financial data by quarter for fiscal 2001 and 2000 are as follows (in thousands, except per share data). Quarterly revenues and operating income in fiscal 2000 exclude the revenues and operating losses of businesses classified as discontinued operations:

      Fiscal 2001:

	Quarter Ended

	June 30	Sept 30	Dec 31	March 31

Revenues	$59,923	$54,753	$51,380	$58,787

Operating income (loss)	$3,385	$3,120	$(251)	$2,259

Net income (loss)	$1,445	$1,260	$(1,113)	$1,085

Basic earnings (loss) per share	$0.16	$0.14	$(0.12)	$0.12

Diluted earnings (loss) per share	$0.16	$0.14	$(0.12)	$0.12

Weighted average shares

outstanding for basic EPS	8,988	9,005	8,945	8,882

Weighted average shares

outstanding for diluted EPS	9,110	9,129	8,945	8,882

      Fiscal 2000:

	Quarter Ended

	June 30	Sept 30	Dec 31	March 31

Revenues	$66,345	$63,911	$59,348	$59,391

Operating income	$2,137	$2,538	$2,478	$2,867

Net income	$965	$1,065	$1,134	$1,275

Basic earnings per share	$0.11	$0.12	$0.13	$0.14

Diluted earnings per share	$0.11	$0.12	$0.13	$0.14

Weighted average shares

outstanding for basic EPS	8,840	8,836	8,839	8,923

Weighted average shares

outstanding for diluted EPS	8,846	9,062	9,029	9,150

PART III

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

      None.

Item 10. Directors and Executive Officers of the Registrant

      For information regarding the members of the Board of Directors of BTG, please consult the sections entitled “Election of Directors” and “Compliance with Section 16 (a) of the Securities Exchange Act” in BTG’s definitive proxy statement with respect to our annual meeting of shareholders to be held August 30, 2001 (the “Proxy Statement”) to be filed within 120 days after the end of our fiscal year. That information is incorporated herein by reference. Information required to be supplied about the experience of the executive officers is provided in Item 1 of this report. See “Item 1. Business — Executive Officers.”

Item 11. Executive Compensation

      For information regarding compensation of BTG’s executive officers, please consult the section entitled “Executive Compensation” appearing in the Proxy Statement. That information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      For information regarding ownership of BTG’s stock, please consult the section entitled “Beneficial Ownership of Common Stock” appearing in the Proxy Statement. That information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      For information regarding related party transactions, please consult the section entitled “Certain Relationships and Related Transactions” appearing in the Proxy Statement. That information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Documents filed as part of this Report:

1.	Financial Statement Schedules. The following additional financial data should be read in conjunction with the Consolidated Financial Statements included in Item 8. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

Valuation and Qualifying Accounts	Schedule II

Statement regarding computation of per share earnings	Exhibit 11

Independent Auditors’ Report – Deloitte & Touche LLP	Exhibit 99.1

Independent Auditors’ Report – KPMG LLP	Exhibit 99.2

2.	The following exhibits are either filed with this Report or are incorporated herein by reference:

3.1	Amended and Restated Articles of Incorporation of the Company, and the Amendment thereto (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1997).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 33-85854)).

4.1	Specimen certificate of share of Common Stock (incorporated by reference to the Company’s registration statement on Form S-8 (File No. 33-97302)).

10.1	Amended and Restated Business Loan and Security Agreement, dated October 31, 1997, among BTG, Inc. and its subsidiaries and NationsBank, N.A. (incorporated by reference to the Company’s registration statement on Form S-4 (File No. 333-40917)).

10.2	First Modification to Amended and Restated Business Loan and Security Agreement, dated February 24, 1998, by and among BTG, Inc. and its Subsidiaries and NationsBank, N.A. (incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998).

10.3	Second Modification to Amended and Restated Business Loan and Security Agreement, dated June 24, 1998, by and among BTG, Inc. and its subsidiaries and NationsBank, N.A. (incorporated by reference to the Company’s Form10-K for the year ended March 31, 1998).

10.4	Third Modification to Amended and Restated Business Loan and Security Agreement, dated November 9, 1998, by and among BTG, Inc. and its subsidiaries, NationsBank, N.A. and Fleet Capital Corporation (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1998).

10.5	Fourth Modification to Amended and Restated Business Loan and Security Agreement, dated January 26, 1999, by and among BTG, Inc. and its subsidiaries, NationsBank, N.A. and Fleet Capital Corporation (incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 1998).

10.6	Fifth Modification to Amended and Restated Business Loan and Security Agreement, dated April 19, 2000, by and among BTG, Inc. and its subsidiaries, Bank of America, N.A. and Fleet Capital Corporation (incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2000).

10.7	Sixth Modification to Amended and Restated Business Loan and Security Agreement, dated April 2, 2001, by and among BTG, Inc. and its subsidiaries, Bank of America, N.A. and Fleet Capital Corporation.

10.8	1995 Employee Stock Option Plan (incorporated by reference to the Company’s Registration statement on Form S-8 (File No. 333-10473)).*

10.9	Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration statement on Form S-8 (File No. 333-10473)).*

10.10	Annual Leave Stock Plan (incorporated by reference to the Company’s registration statement on Form S-8 (File No. 33-97302)).*

10.11	Directors Stock Option Plan (incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1996).*

10.12	Non-Employee Director Stock Purchase Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-14767)).*

10.13	Employment Agreement between the Company and Edward H. Bersoff (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 33-85854)).*

10.14	Employment Agreement between the Company and Linda E. Hill dated as of April 1, 2000 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000).*
10.15	Employment Agreement between the Company and Thomas W. Weston, Jr. dated as of December 1, 2000.*
10.16	Employment Agreement between the Company and John Littley, III dated as of April 1, 2000.*

10.17	Employment Agreement between the Company and Robert J. Osterloh dated as of April 1, 2000.*

10.18	Employment Agreement between the Company and Leslie A. Rose dated as of April 1, 2000.*

10.19	Asset Purchase Agreement, dated February 28, 2000, by and between BTG, Inc. and SSDS, Inc., as amended April 17, 2000.

10.20	Asset Purchase Agreement, dated February 12, 1998, among BTG, Inc., BTG Technology Systems, Inc., Concept Automation, Inc. of America and Government Technology Services, Inc. (incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 1997).

10.21	Standstill Agreement, dated February 12, 1998, among BTG, Inc. and Government Technology Services, Inc. (incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 1997).

10.22	Certificate of Designations, Preferences and Rights of Series C 8% Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 1997).

11	Statement regarding computation of per share earnings.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors – Deloitte & Touche LLP.

23.2	Consent of Independent Auditors – KPMG LLP.

99.1	Report of Independent Auditors —Deloitte & Touche LLP.

99.2	Report of Independent Auditors —KPMG LLP.

*	Management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K:

June 9, 2001	On June 9, 2001, we filed a current report on Form 8-K to report the acquisition of all of the issued and outstanding shares of Research Planning, Inc.

(c) Exhibits to this Form 10-K are filed herewith, unless incorporated by reference.

(d) Schedules to this Form 10-K are filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 25th day of June, 2001.

BTG, INC. Registrant

By:	/s/ EDWARD H. BERSOFF

Edward H. Bersoff

President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 25, 2001.

Signature	Title

/s/ EDWARD H. BERSOFF	Chairman of the Board and Chief Executive

Officer (Principal Executive Officer)

Edward H. Bersoff

/s/ THOMAS W. WESTON, JR	Chief Financial Officer

(Principal Accounting Officer)

Thomas W. Weston, Jr.

/s/ RUTH M. DAVIS	Director

Ruth M. Davis

/s/ NEAL B. FREEMAN	Director

Neal B. Freeman

/s/ ALAN G. MERTEN	Director

Alan G. Merten

/s/ RAYMOND T. TATE	Director

Raymond T. Tate

/s/ RONALD L. TURNER	Director

Ronald L. Turner

/s/ DONALD M. WALLACH	Director

Donald M. Wallach

/s/ EARLE C. WILLIAMS	Director

Earle C. Williams

SCHEDULE II

BTG, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For Fiscal Years Ended March 31, 2001, 2000, and 1999
(In thousands)

	Balance			Other	Balance
	At			Changes	at
	Beginning	Additions		Additions	End of
	of Year	At Cost	Retirements	(Deductions)	Year

Fiscal Year Ended

March 31, 2001

Allowances for doubtful accounts receivable	$1,043	105	465	$—	$683

Allowances for inventory obsolescence	88	12	53	—	47

Allowances for income tax valuations	133	—	—	—	133

Allowances for warranty costs	1,293	575		(221)	496

	$2,557	$692	$518	$(221)	$1,359

Fiscal Year Ended

March 31, 2000

Allowances for doubtful accounts receivable	$2,638	605	2,200	$—	$1,043

Allowances for inventory obsolescence	700	—	365	(247)	88

Allowances for income tax valuations	133	—	—	—	133

Allowances for warranty costs	1,374	1,022	1,103	—	1,293

	$4,845	$1,627	$3,668	$(247)	$2,557

Fiscal Year Ended

March 31, 1999

Allowances for doubtful accounts receivable	$3,183	$286	$831	$—	$2,638

Allowances for inventory obsolescence	1,675	80	1,055	—	700

Allowances for income tax valuations	550	417		—	133

Allowances for warranty costs	2,971	593	2,190	—	1,374

	$8,379	$959	$4,493	$—	$4,845