Form 10-Q
period 2001-06-30
BTG INC /VA/
filed 2001-08-14
CIK 932279

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 10, 2001

Common Stock	8,926,583

BTG, INC.

INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION	Number

Item 1. Financial Statements

Consolidated Interim Balance Sheets, June 30, 2001 (unaudited) and March 31, 2001	3

Consolidated Interim Statements of Operations for the three months ended June 30, 2001 and 2000 (unaudited)	4

Consolidated Interim Statements of Cash Flows for the three months ended June 30, 2001 and 2000 (unaudited)	5

Notes to Consolidated Interim Financial Statements (unaudited)	6-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Changes in Securities	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	14

EXHIBIT INDEX	15

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

BTG, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
(in thousands, except share data)

	June 30,	March 31,
	2001	2001

ASSETS	(unaudited)
Current assets:

Investments, at fair value	$35	$53

Receivables, net	64,532	58,503

Inventory, net	265	—

Prepaid expenses and other	3,218	2,587

Notes receivable	1,000	1,000

Total current assets	$69,050	$62,143

Property and equipment, net	8,693	8,291

Goodwill	29,226	23,224

Investments, at cost	3,000	2,000

Other	1,892	1,042

	$111,861	$96,700

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities:

Current maturities of long-term debt	$2,727	$—

Accounts payable	16,009	18,141

Accrued expenses	13,969	11,682

Other	1,072	512

Total current liabilities	$33,777	$30,335

Line of credit	31,851	23,913

Long-term debt, excluding current maturities	2,250	—

Other	392	354

Total liabilities	$68,270	$54,602

Shareholders’ equity:

Preferred stock:

No par value, 982,500 shares authorized; no shares issued or outstanding	$—	$—

$0.01 par value, 17,500 shares authorized; no shares issued or outstanding	—	—

Common stock, no par value, 20,000,000 shares authorized; 8,926,563 and 8,897,045 shares issued and outstanding at June 30, 2001 and March 31, 2001, respectively	53,738	53,584

Accumulated deficit	(10,069)	(11,418)

Accumulated other comprehensive losses	(78)	(68)

Total shareholders’ equity	$43,591	$42,098

	$111,861	$96,700

See notes to consolidated interim financial statements.

BTG, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30,

	2001	2000

Revenue:

Contract revenue	$64,637	$56,626

Product sales	746	3,297

	65,383	59,923

Direct costs:

Contract costs	41,764	37,286

Cost of product sales	746	3,211

	42,510	40,497

Indirect, general and administrative expenses	19,453	15,413

Depreciation and amortization expense (see note 2)	583	627

	62,546	56,537

Operating income	2,837	3,386

Interest expense, net	(626)	(822)

Loss on sales of investments	—	(50)

Income before income taxes	2,211	2,514

Provision for income taxes	862	1,069

Net income	$1,349	$1,445

Basic earnings per share	$0.15	$0.16

Diluted earnings per share	$0.15	$0.16

Weighted average shares outstanding (used in the calculation of basic per share results)	8,911	8,988

Weighted average shares outstanding (used in the calculation of diluted per share results)	9,014	9,110

See notes to consolidated interim financial statements.

BTG, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net income	$1,349	$1,445

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	583	634

Reserves for accounts receivable and inventory	(134)	—

Loss on disposals of property and equipment	—	16

Loss on sales of investments	—	50

Changes in assets and liabilities, net of the effects from purchases of subsidiaries:

(Increase) decrease in receivables	901	5,579

(Increase) decrease in inventory	(265)	(237)

(Increase) decrease in prepaids and other current assets	(683)	154

(Increase) decrease in other non-current assets	(823)	2,096

Increase (decrease) in accounts payable	(3,432)	(2,530)

Increase (decrease) in accrued expenses	(535)	(1,425)

Increase (decrease) in other liabilities	435	979

Net cash provided by (used in) operating activities	$(2,604)	$6,761

Cash flows from investing activities:

Purchases of property and equipment	(282)	(191)

Purchase of subsidiary, net of cash acquired	(9,158)	(14,502)

Purchase of investment	(1,000)	—

Proceeds from sales of investments	—	30

Net cash provided by (used in) investing activities	$(10,440)	$(14,663)

Cash flows from financing activities:

Net advances under line of credit	7,938	422

Proceeds from issuance of long-term debt	5,060	8,000

Principal payments on long-term debt and capital lease obligations	(109)	(540)

Payment of debt issue costs	—	(100)

Proceeds from the issuance of common stock	155	120

Net cash provided by (used in) financing activities	$13,044	$7,902

Increase (decrease) in unrestricted cash and equivalents	—	—

Unrestricted cash and equivalents, beginning of period	—	—

Unrestricted cash and equivalents, end of period	$—	$—

See notes to consolidated interim financial statements.

BTG, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2001
(Unaudited)

1. BASIS OF PRESENTATION

      BTG, Inc. and Subsidiaries (“we” or the “Company”) have prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include, in the opinion of our management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report to Shareholders for the fiscal year ended March 31, 2001. The results of operations for the three-month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2002.

2. NEW PRONOUCEMENTS

      The Financial Accounting Standards Board (“FASB”) recently issued Statement No. 141, Business Combinations, (“Statement 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. We adopted the provisions of Statement 142 on April 1, 2001 and, consequently, no amortization expense was recorded in the three-month period ended June 30, 2001. Had Statement 142 been adopted on April 1, 2000, net income and diluted earnings per share would have been $1,665 and $0.18, respectively, for the quarter ended June 30, 2000.

3. COMPREHENSIVE INCOME

      Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Our other comprehensive income which resulted from unrealized holding losses on available-for-sale investments for the three-month periods ended June 30, 2001 and 2000 was as follows (in thousands):

	For the Quarter Ended
	June 30,

	2001	2000

Net income	$1,349	$1,445

Other comprehensive income:

Unrealized loss on investments, net of an income tax benefit of $57 and $7, respectively	(78)	(9)

Comprehensive income	$1,271	$1,436

4. BUSINESS COMBINATION

      On April 2, 2001, we purchased Research Planning, Inc. (“RPI”) for approximately $9.0 million, exclusive of our closing costs. The purchase price was comprised of $6.0 million in cash and $3.0 million of notes payable to the former shareholders of RPI. We accounted for this acquisition using the purchase method of accounting and, accordingly, RPI’s results of operations have been included in the Company’s consolidated statements of operations since the date of the acquisition. The purchase price was allocated to net tangible and identifiable intangible assets and liabilities based on preliminary estimates of their fair values as of the date of acquisition. The excess of purchase price over the estimated fair value of net tangible and identifiable intangible assets and liabilities acquired of approximately $5.6 million was allocated to goodwill. The final allocation of the purchase price will be determined during the subsequent year when preliminary studies and other estimates are final.

      The following unaudited pro forma financial information presents the consolidated statement of operations for BTG and RPI as if the acquisition had occurred on April 1, 2000, and after giving effect to pro forma adjustments for (i) interest expense on borrowings needed to fund the purchase price and (ii) an income tax benefit resulting from the additional interest expense deduction. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had BTG and RPI constituted a single entity during this period. Since the acquisition occurred at the beginning of the quarterly period ended June 30, 2001, no pro forma results are presented for this period as RPI’s results of operations have been included in the Company’s reported consolidated statement of operations. The following results, except per share data, are in thousands:

For the Quarter Ended
June 30, 2000

Revenues	$ 72,293

Net Income	$ 1,847

Diluted Earnings Per Share	$ 0.20

5. LONG-TERM DEBT

      In April 2001, we issued two promissory notes payable totaling $2.0 million to the two financial institutions that lend to us under our line of credit facility. Principal under these notes, which bear interest at the lenders’ prime rate plus 0.5%, is due in equal installments over the 24 month period beginning in June 2001. We used the proceeds from the term notes to finance our acquisition of RPI.

      In July 2001, we used $1.0 million of proceeds received from the early payment of our notes receivable to pay down this long-term debt.

6. LEASES

      Teligent Communications, LLC, a subsidiary of Teligent, Inc. (“Teligent”) was subleasing approximately 50,000 square feet of furnished space in BTG’s headquarters facility under an agreement which was scheduled to expire in June 2002. Under this sublease agreement, Teligent was to pay BTG monthly space and furniture rental payments of approximately $110,000. In May 2001, Teligent filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. Further, Teligent filed a motion with the Bankruptcy Court requesting that it be relieved of its obligations under the sublease and this motion was recently granted. As a result of these actions, BTG will receive no future payments for rent under this sublease agreement. BTG has retained the services of a real estate broker and has begun to seek new tenants for the space. At this time, it is not possible to determine the effect, if any, that this matter will have on our future operating results.

7. RECLASSIFICATION

      Certain amounts in the prior period’s interim financial statements have been reclassified to conform to the fiscal 2002 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
             Operations

      THE MATTERS DISCUSSED IN THIS FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS OR UNCERTAINTIES. WHILE FORWARD-LOOKING STATEMENTS ARE SOMETIMES PRESENTED WITH NUMERICAL SPECIFICITY, THEY ARE BASED ON VARIOUS ASSUMPTIONS MADE BY MANAGEMENT REGARDING FUTURE CIRCUMSTANCES OVER MANY OF WHICH THE COMPANY HAS LITTLE OR NO CONTROL. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY WORDS INCLUDING, “MAY,” “WILL,” “SHOULD,” “INTEND,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “EXPECT” AND SIMILAR EXPRESSIONS. THE COMPANY CAUTIONS READERS THAT FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, THOSE RELATING TO THE COMPANY’S FUTURE BUSINESS PROSPECTS, REVENUES, WORKING CAPITAL, LIQUIDITY, AND INCOME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM FORWARD-LOOKING STATEMENTS INCLUDE THE CONCENTRATION OF THE COMPANY’S REVENUES FROM GOVERNMENT CLIENTS, RISKS INVOLVED IN CONTRACTING WITH THE GOVERNMENT, DIFFICULTIES THE COMPANY MAY HAVE IN ATTRACTING, RETAINING AND MANAGING PROFESSIONAL AND ADMINISTRATIVE STAFF, FLUCTUATIONS IN QUARTERLY RESULTS, RISKS RELATED TO ACQUISITIONS, RISKS RELATED TO COMPETITION AND THE COMPANY’S ABILITY TO CONTINUE TO WIN AND PERFORM EFFICIENTLY ON GOVERNMENT CONTRACTS, AND OTHER RISKS AND FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY’S REPORTS FILED WITH THE SEC, INCLUDING THOSE IDENTIFIED UNDER THE CAPTION “RISK FACTORS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K, FILED ON JUNE 25, 2001 WHICH HEREBY IS INCORPORATED BY REFERENCE. SHOULD ONE ON MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

General

      BTG is an information systems and technical services company. For nearly two decades, we have developed and provided solutions to the complex systems needs of the U.S. Government and its agencies and departments (the “Government”), as well as to other commercial and state and local government customers. Our current services and solutions are focused on four principal areas of competency: (i) analysis and consulting; (ii) solutions development; (iii) systems integration; and (iv) operations and support.
      Since our founding, we have provided highly sophisticated software-based solutions to our customers, especially to those in the Government defense intelligence community. More recently, we have seen that the skills we have developed in working with Government agencies are increasingly useful for commercial and state and local government customers and, in this regard, we have seen that a larger percentage of our revenues has been derived from this customer set. Our proven business processes have become the foundation of expert practice areas in Information Management, Geographic Information Systems, Emergency Management, Airborne Systems, Data Warehousing, Modeling and Simulation, Enterprise Support, Information and Network Security, and Network Design and Architecture.
      We have an experienced management team and over 1,800 employees at June 30, 2001. Due to the classified nature of much of the work that we do in the Government defense and intelligence markets, the majority of our employees have received Secret or Top Secret security clearances from the Government. Our customers include the four U.S. armed forces, many of the U.S. intelligence and civilian agencies, a variety of commercial entities including Verizon and Federal Express, and a number of state and local governments in Colorado, Florida, North Carolina, and Virginia. We are headquartered in Fairfax, Virginia and have employees in over 93 locations worldwide.

Results of Operations

      The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:

			% Period-to-Period
			Increase (Decrease)
	Percentage of Revenue		of Dollars
			Three Months Ended
			June 30, 2001
	Three Months Ended		compared to
	June 30,		Three Months Ended
	2001	2000	June 30, 2000
Revenue:

Contract revenue	98.9%	94.5%	14.1%

Product sales	1.1	5.5	(77.4)

Total revenue	100.0	100.0	9.1

Direct costs:

Contract costs (as a % of contract revenue)	64.6	65.9	12.0

Cost of product sales (as a % of product sales)	100.0	97.4	(76.8)

Total direct costs (as a % of total revenues)	65.0	67.6	5.0

Indirect, general and administrative expenses	29.8	25.7	26.2

Depreciation and amortization expense	0.9	1.0	(6.9)

Operating income	4.3	5.7	(16.2)

Interest expense, net	0.9	1.4	(23.8)

Loss on sales of investments	0.0	0.1	(100.0)

Income before income taxes	3.4	4.2	(12.1)

Provision for income taxes	1.3	1.8	(19.3)

Net income	2.1	2.4	(6.6)

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

Revenues

      During the three months ended June 30, 2001, we had a net increase in revenue of $5.5 million, or 9.1%, from the three months ended June 30, 2000. Contract revenue increased $8.0 million, or 14.1%, from the comparable period of the prior year, while product sales decreased $2.6 million, or 77.4%, from the same period of the prior year. The increase in our contract revenue was primarily due to revenue generated by new contracts associated with the acquisition of RPI offset by certain contracts which were completed, most notably was an enterprise support services effort with a Government civilian agency for which we were not awarded the follow-on work. The decrease in our product sales was principally due to management’s decision to discontinue our remaining product reselling contracts in fiscal 2000. The final orders from these contracts were fulfilled in fiscal 2001, and we anticipate minimal product sales as a percentage of our total revenues in future periods.

Direct Costs

      Direct costs, expressed as a percentage of total revenue, decreased from 67.6% for the three months ended June 30, 2000 to 65.0% for the three months ended June 30, 2001, primarily due to the higher percentage of contract-related business. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue decreased from 65.9% for the three months ended June 30, 2000 to 64.6% for the three months ended June 30, 2001. Cost of product sales as a percentage of product sales increased slightly from 97.4% in the three months ended June 30, 2000 to 100.0% in the three months ended June 30, 2001.

      Indirect, General and Administrative Expenses

      Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal preparation, and research and development. Indirect, general and administrative expenses for the three months ended June 30, 2001 increased by $4.0 million, or 26.2%, from the same period in 2000, principally due to the contract revenue activities associated with the acquisition of RPI.

      Depreciation and Amortization Expense

      Our depreciation expense increased $211,000 principally due to the acquisition of fixed RPI. Due to the implementation of FAS 142 on April 1, 2001 (see note 2), we had no amortization expense associated with our goodwill in the three months ended June 30, 2001. This compares to $255,000 which was recorded in the comparable period of the prior year.

      Interest Expense

      Interest expense for the three months ended June 30, 2001 decreased by $196,000, or 23.8%, from June 30, 2000. This decrease was principally due to the lower amount of outstanding debt compared to the prior year and the reduction of interest rates in the general economy.

      Provision for Income Taxes

      Income tax expense, as a percentage of income before income taxes, decreased to 39.0% in the three months ended June 30, 2001, from 42.5% in the comparable period of the prior year. The lower effective tax rate in the three months ended June 30, 2001 is largely attributable to there being no non-deductible amortization component of our pre-tax income.

Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is hereby incorporated by reference to the Company’s annual report on Form 10-K for the year ended March 31, 2001, filed with the SEC on June 25, 2001. There have been no material changes in the Company’s market risk from that disclosed in the Company’s 2001 Form 10-K.

Liquidity and Capital Resources

      Operating Activities

      Operating activities during the three months ended June 30, 2001 used net cash of approximately $2.6 million. This largely resulted from our net income of $1.3 million offset by $3.4 million decrease in our accounts payable.

      Investing Activities

      Our investing activities used $10.4 million of cash during the three months ended June 30, 2001. This was primarily due to $9.2 million associated with the RPI business combination and a $1.0 million additional investment made in DOAR Communications, Inc., which is a privately held leading provider of advanced technology-based systems and services for the judicial court, litigation, and alternative dispute resolution markets.

      Financing Activities

      During the three months ended June 30, 2001, our financing activities provided cash of approximately $13.0 million. This resulted primarily from $7.9 million of net advances under our line of credit facility and the issuance of $5.1 of debt used to finance our RPI business combination.

      As of June 30, 2001, working capital was $35.3 million, compared to $31.8 million at March 31, 2001. At June 30, 2001, the Company had approximately $10.3 million available for borrowing under its line of credit facility. We expect that funds provided by our operating activities and available under our line of credit facility will be sufficient to fund our cash requirements for the next twelve months.

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

Date: August 14, 2001	BTG, Inc.

/s/ Thomas W. Weston, Jr. Thomas W. Weston, Jr. Duly Authorized Signatory and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

11	Statement regarding computation of per share earnings.