Form 10-Q
period 2001-09-30
BTG INC /VA/
filed 2001-11-14
CIK 932279

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2001

Common Stock	9,002,673

BTG, INC.

INDEX TO FORM 10-Q

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Interim Balance Sheets, September 30, 2001 (unaudited)
	and March 31, 2001	3

	Consolidated Interim Statements of Operations for the three and
	six months ended September 30, 2001 and 2000 (unaudited)	4

	Consolidated Interim Statements of Cash Flows for the
	six months ended September 30, 2001 and 2000 (unaudited)	5

	Notes to Consolidated Interim Financial Statements (unaudited)	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8-12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13-14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

EXHIBIT INDEX		16

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

BTG, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
(in thousands, except share data)

	September 30,	March 31,
	2001	2001

ASSETS	(unaudited)
Current assets:
Investments, at fair value	$50	$53
Receivables, net	59,609	58,503
Prepaid expenses and other	2,949	2,587
Notes receivable	—	1,000

Total current assets	$62,608	$62,143

Property and equipment, net	8,481	8,291
Goodwill	29,388	23,224
Investments, at cost	3,000	2,000
Other	1,875	1,042

	$105,352	$96,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,462	$—
Line of credit	25,877	—
Accounts payable	15,604	18,141
Accrued expenses	15,013	11,682
Other	836	512

Total current liabilities	$58,792	$30,335

Line of credit	—	23,913
Long-term debt, excluding current maturities	2,063	—
Other	403	354

Total liabilities	$61,258	$54,602

Shareholders’ equity:
Preferred stock:
No par value, 982,500 shares authorized; no shares issued or outstanding	$—	$—
$0.01 par value, 17,500 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; 8,984,260 and 8,897,045 shares issued and outstanding at September 30, 2001 and March 31, 2001, respectively	54,191	53,584
Accumulated deficit	(10,028)	(11,418)
Unrealized holding losses on investments, net of income taxes	(69)	(68)

Total shareholders’ equity	$44,094	$42,098

	$105,352	$96,700

See notes to consolidated interim financial statements.

BTG, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$63,125	$54,753	$128,508	$114,676
Direct costs	41,081	35,569	83,591	76,067
Indirect, general and administrative expenses	19,919	15,350	39,372	30,763
Depreciation and amortization expense (see note 3)	591	714	1,174	1,340
Merger and acquisition costs	904	—	904	—

Total operating expenses	62,495	51,633	125,041	108,170

Operating income	630	3,120	3,467	6,506
Interest expense, net	563	929	1,188	1,751
Loss on sale of investment	—	—	—	50

Income before income taxes	67	2,191	2,279	4,705
Income tax expense	26	931	889	2,000

Net income	$41	$1,260	$1,390	$2,705

Basic earnings per share	$0.00	$0.14	$0.16	$0.30

Diluted earnings per share	$0.00	$0.14	$0.15	$0.30

Weighted average shares outstanding (used in the calculation of basic per share results)	8,936	9,005	8,921	8,997

Weighted average shares outstanding (used in the calculation of diluted per share results)	9,228	9,129	9,117	9,119

See notes to consolidated interim financial statements.

BTG, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$1,390	$2,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,174	1,363
Amortization of debt issue costs	8	17
Reserves for accounts receivable and inventory	(74)	(112)
Loss on disposals of property and equipment	5	16
Loss on sales of investments	—	50
Changes in assets and liabilities, net of the effects from purchases of subsidiaries:
(Increase) decrease in receivables	5,764	10,536
(Increase) decrease in inventory	(66)	(45)
(Increase) decrease in prepaid expenses and other current assets	(246)	638
(Increase) decrease in other non-current assets	(774)	2,077
Increase (decrease) in accounts payable	(3,992)	(6,076)
Increase (decrease) in accrued expenses	538	(2,788)
Increase (decrease) in other liabilities	225	1,531

Net cash provided by operating activities	$3,952	$9,912

Cash flows from investing activities:
Purchases of property and equipment	(614)	(425)
Purchase of subsidiary, net of cash acquired	(9,320)	(13,930)
Purchase of investment	(1,000)	—
Proceeds from redemption of notes receivable	1,000	—
Proceeds from sales of investments	—	30

Net cash used in investing activities	$(9,934)	$(14,325)

Cash flows from financing activities:
Net advances (repayments) under the line of credit	1,964	(1,420)
Proceeds from the issuance of long-term debt	5,060	8,000
Principal payments on long-term debt and capital lease obligations	(1,610)	(2,440)
Payment of debt issue costs	(40)	(100)
Proceeds from the issuance of common stock	608	373

Net cash provided by financing activities	$5,982	$4,413

Increase (decrease) in unrestricted cash and equivalents	—	—
Unrestricted cash and equivalents, beginning of period	—	—

Unrestricted cash and equivalents, end of period	$—	$—

See notes to consolidated interim financial statements.

BTG, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)

1. BASIS OF PRESENTATION

     BTG, Inc. and Subsidiaries (“we” or the “Company”) have prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include, in the opinion of our management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report to Shareholders for the fiscal year ended March 31, 2001. The results of operations for the six-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2002.

2. ACQUISITION BY TITAN CORPORATION

     On September 19, 2001, BTG entered into a definitive agreement to be acquired by The Titan Corporation (“Titan”) for $13.35 per BTG share or approximately $141.9 million, payable in both Titan common stock and cash. The acquisition will be accounted for as a purchase and is expected to close by the end of 2001. Under the terms of the definitive agreement, a newly formed subsidiary of Titan will be merged with and into BTG, with BTG surviving the merger as a wholly owned subsidiary of Titan. All of the outstanding shares of BTG stock will be exchanged for Titan stock and cash pursuant to the terms of the definitive agreement, a copy of which has been filed by Titan with the SEC. The merger is subject to the satisfaction of customary closing conditions, the approval of BTG’s shareholders and the approval of Titan’s lenders. During the quarter ended September 30, 2001, BTG incurred approximately $904,000 of investment banking, legal, and accounting fees associated with the merger.

3. NEW PRONOUCEMENTS

     The Financial Accounting Standards Board (“FASB”) recently issued Statement No. 141, Business Combinations, (“Statement 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. We adopted the provisions of Statement 142 on April 1, 2001 and, consequently, no amortization expense was recorded in the three-month or six-month periods ended September 30, 2001. Had Statement 142 been adopted on April 1, 2000, net income and diluted earnings per share would have been $1,504 and $0.16, respectively, for the quarter ended September 30, 2000 and $3,170 and $0.35, respectively, for the six-month period ended September 30, 2000.

4. COMPREHENSIVE INCOME

     Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Our other comprehensive income, which resulted from unrealized holding gains (losses) on available-for-sale investments, for the three-month and six-month periods ended September 30, 2001 and 2000 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$41	$1,260	$1,390	$2,705
Unrealized gain (loss) on investments, net of income taxes	9	(50)	(1)	(59)

Comprehensive income	$50	$1,210	$1,389	$2,646

5. LINE OF CREDIT

     Our line of credit working capital facility has a termination date of August 31, 2002. As a result of our merger agreement with Titan, the maturity date of this facility has not been extended. Since all amounts outstanding under this facility are due within one year of September 30, 2001, we have classified this debt installment as a current liability in the accompanying consolidated balance sheet at such date.

6. LEASES

     Teligent Communications, LLC, a subsidiary of Teligent, Inc. (“Teligent”) was subleasing approximately 50,000 square feet of furnished space in BTG’s headquarters facility under an agreement that was scheduled to expire in June 2002. Under this sublease agreement, Teligent was to pay BTG monthly space and furniture rental payments of approximately $110,000. In May 2001, Teligent filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. Further, Teligent filed a motion with the Bankruptcy Court requesting that it be relieved of its obligations under the sublease and this motion was granted. As a result of these actions, BTG will receive no future payments for rent under this sublease agreement. BTG has retained the services of a real estate broker and has begun to seek new tenants for the space.

7. RECLASSIFICATION

     Certain amounts in the prior period’s interim financial statements have been reclassified to conform to the fiscal 2002 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     THE MATTERS DISCUSSED IN THIS FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS OR UNCERTAINTIES. WHILE FORWARD-LOOKING STATEMENTS ARE SOMETIMES PRESENTED WITH NUMERICAL SPECIFICITY, THEY ARE BASED ON VARIOUS ASSUMPTIONS MADE BY MANAGEMENT REGARDING FUTURE CIRCUMSTANCES OVER MANY OF WHICH THE COMPANY HAS LITTLE OR NO CONTROL. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY WORDS INCLUDING “MAY,” “WILL,” “SHOULD,” “INTEND,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “EXPECT” AND SIMILAR EXPRESSIONS. THE COMPANY CAUTIONS READERS THAT FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, THOSE RELATING TO THE COMPANY’S FUTURE BUSINESS PROSPECTS, REVENUES, WORKING CAPITAL, LIQUIDITY, AND INCOME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM FORWARD-LOOKING STATEMENTS INCLUDE THE CONCENTRATION OF THE COMPANY’S REVENUES FROM GOVERNMENT CLIENTS, RISKS INVOLVED IN CONTRACTING WITH THE GOVERNMENT, DIFFICULTIES THE COMPANY MAY HAVE IN ATTRACTING, RETAINING AND MANAGING PROFESSIONAL AND ADMINISTRATIVE STAFF, FLUCTUATIONS IN QUARTERLY RESULTS, RISKS RELATED TO ACQUISITIONS, RISKS RELATED TO COMPETITION AND THE COMPANY’S ABILITY TO CONTINUE TO WIN AND PERFORM EFFICIENTLY ON GOVERNMENT CONTRACTS, AND OTHER RISKS AND FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY’S REPORTS FILED WITH THE SEC, INCLUDING THOSE IDENTIFIED UNDER THE CAPTION “RISK FACTORS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K, FILED ON JUNE 25, 2001 WHICH HEREBY IS INCORPORATED BY REFERENCE. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

     We have an experienced management team and over 1,800 employees at September 30, 2001. Due to the classified nature of much of the work that we do in the Government defense and intelligence markets, the majority of our employees have received Secret or Top Secret security clearances from the Government. Our customers include the four U.S. armed forces, many of the U.S. intelligence and civilian agencies, a variety of commercial entities including Verizon and Federal Express, and a number of state and local governments in Colorado, Florida, North Carolina, and Virginia. We are headquartered in Fairfax, Virginia and have employees in over 93 locations worldwide.

     On September 19, 2001, we entered into a definitive agreement to be acquired by Titan Corporation for approximately $142 million, payable in both Titan common stock and cash. We expect that this acquisition will close by the end of 2001.

Results of Operations

     The following table presents for the periods indicated: (i) the percentage of revenues represented by certain income and expense items and (ii) the percentage period-to-period increase (decrease) in such items:

							% Period-to-Period
	Percentage of Revenue						Increase (Decrease) of Dollars

							Three Months	Six Months
	Three Months Ended			Six Months Ended			Ended Sept.	Ended Sept.
	September 30,			September 30,			30, 2001	30, 2001
							compared to	compared to
							Three Months	Six Months
							Ended Sept.	Ended Sept.
	2001	2000		2001	2000		30, 2000	30, 2000

Revenue	100.0	100.0		100.0	100.0		15.3	12.1
Direct costs	65.1	65.0		65.0	66.3		15.5	9.9
Indirect, general and administrative expenses	31.6	28.0		30.7	26.8		29.8	28.0
Depreciation and amortization expense	0.9	1.3		0.9	1.2		(17.2)	(12.4)
Merger and acquisition costs	1.4	(A	)	0.7	(A	)	(A )	(A )
Operating income	1.0	5.7		2.7	5.7		(79.8)	(46.7)
Interest expense	0.9	1.7		0.9	1.5		(39.4)	32.2
Loss on sales of investments	—	—		—	0.1		—	100.0
Income before income taxes	0.1	4.0		1.8	4.1		(96.9)	(51.6)
Provision for income taxes	0.1	1.7		0.7	1.7		(97.2)	(55.6)
Net income	0.0	2.3		1.1	2.4		(96.7)	(48.6)

(A)	There was no expense or income in the comparison period.

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

     Revenues

     During the three months ended September 30, 2001, we had a net increase in revenue of $8.4 million, or 15.3%, from the three months ended September 30, 2000. Contract revenue increased $10.1 million, or 19.2%, from the comparable period of the prior year, while product sales decreased $1.7 million, or 75.1%, from the same period of the prior year. The increase in our contract revenue was primarily due to revenue generated by new contracts associated with the acquisition of RPI. The decrease in our product sales was principally due to management’s decision to discontinue our remaining product reselling contracts in fiscal 2000. The final orders from these contracts were fulfilled in fiscal 2001, and we anticipate minimal product sales as a percentage of our total revenues in future periods.

     Direct Costs

     Direct costs, expressed as a percentage of total revenue, remained consistent at 65.0% for the three months ended September 30, 2000 compared to 65.1% for the three months ended September 30, 2001. Contract costs include labor costs, subcontract costs, material costs and other costs directly related to contract revenue. Contract costs as a percentage of contract revenue remained relatively consistent for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Cost of product sales as a percentage of product sales increased from 88.8% in the three months ended September 30, 2000 to 120.2% in the three months ended September 30, 2001. This increase is primarily attributable to a $129,000 increase in BTG’s reserve for anticipated warranty costs which was recognized in the three months ended September 31, 2001. This warranty reserve is related to computer hardware products sold several years ago by the Company’s now divested product reselling business unit.

     Indirect, general and administrative expenses

     Indirect, general and administrative expenses include the costs of indirect labor, fringe benefits, overhead, sales and administration, bid and proposal preparation, and research and development. Indirect, general and administrative expenses for the three months ended September 30, 2001 increased by $4.6 million, or 29.8%, from the same period in 2000 principally due to the contract revenue activities associated with the acquisition of RPI and to costs associated with terminated subtenant leases. During the three months ended September 30, 2001, we recognized $630,000 of facility costs associated with excess facility space for which subtenant leases terminated. The most significant of these leases related to an agreement between BTG and Teligent Communications, LLC, and was for approximately 50,000 square feet of BTG’s headquarters facility. In July 2001, a U.S. Bankruptcy Court granted Teligent’s request to be relieved of its obligation under this agreement.

     Depreciation and Amortization expense

     Our depreciation expense increased $173,000 principally due to the increase in fixed assets associated with the acquisition of RPI. Due to the implementation of FAS 142 on April 1, 2001 (see note 3), we had no amortization expense associated with our goodwill in the three months ended September 30, 2001. This compares to $296,000, which was recorded in the comparable period of the prior year.

     Merger and acquisition costs

     For the three months ended September 30, 2001, we incurred merger and acquisition costs of $904,000 as a result of our definitive agreement to be purchased by Titan Corporation. These costs consisted primarily of investment banking, legal, and accounting fees.

     Interest expense

     Interest expense for the three months ended September 30, 2001 decreased by $366,000 from the comparable period of the prior year. This decrease was principally due to the lower amount of outstanding debt compared to the prior year and the reduction of interest rates in the general economy. Although we incurred additional debt when we acquired a company during the three months ended June 30, 2001, we were able to lower our average outstanding debt levels in the three months ended September 30, 2001 as compared with the prior year by significantly improving the collection of our receivables. The number of days outstanding in our receivables was reduced to 83, down from 99 at September 30, 2000.

     Provision for income taxes

     Income tax expense, as a percentage of income before income taxes, decreased to 38.8% in the three months ended September 30, 2001, from 42.5% in the comparable period of the prior year. The lower effective tax rate in the three months ended September 30, 2001 is largely attributable to there being no non-deductible amortization expense component of our pre-tax income.

Six Months Ended September 30, 2001 Compared With Six Months Ended September 30, 2000

     Revenues

     During the six months ended September 30, 2001, we had a net increase in revenue of $13.8 million, or 12.1%, from the six months ended September 30, 2000. Contract revenue increased $16.8 million, or 15.2%, from the comparable period of the prior year, while product sales decreased $2.9 million, or 69.1%, from the same period of the prior year. The increase in our contract revenue was due to revenue generated by new contracts associated with the acquisition of RPI. The decrease in our product sales was principally due to management’s decision to significantly reduce our sales and marketing efforts under our remaining product reselling contracts.

     Direct Costs

     Direct costs, expressed as a percentage of total revenue, decreased from 66.3% for the six months ended September 30, 2000 to 65.0% for the six months ended September 30, 2001, primarily due to the higher percentage of contract-related business. Contract costs as a percentage of contract revenue decreased from 65.3% in the six months ended September 30, 2000 to 64.6% in the six months ended September 30, 2001. Cost of product sales as a percentage of product sales increased from 92.9% in the six months ended September 30, 2000 to 109.3% in the six months ended September 30, 2001. This increase is primarily attributable to a $129,000 increase in BTG’s reserve for anticipated warranty costs which was recognized in the six months ended September 31, 2001. This warranty reserve is related to computer hardware products sold several years ago by the Company’s now divested product reselling business unit.

     Indirect, general and administrative expenses

     Indirect, general and administrative expenses for the six months ended September 30, 2001 increased by $8.6 million, or 28.0%, from the same period in 2000 principally due to the increased contract revenue activities associated with the purchase of RPI and to costs associated with terminated subtenant leases. During the six months ended September 30, 2001, we recognized $630,000 of facility costs associated with excess facility space for which subtenant leases terminated. The most significant of these leases related to an agreement between BTG and Teligent Communications, LLC, and was for approximately 50,000 square feet of BTG’s headquarters facility. In July 2001, a U.S. Bankruptcy Court granted Teligent’s request to be relieved of its obligation under this agreement.

     Depreciation and amortization expense

     Our depreciation expense increased $385,000 for the six months ended September 30, 2001 as compared to the prior year period principally due to the fixed assets acquired in connection with the purchase of RPI. Due to the implementation of FAS 142 on April 1, 2001 (see note 2), we had no amortization expense associated with our goodwill in the six months ended September 30, 2001. This compares to $551,000 which was recorded in the comparable period of the prior year.

     Merger and acquisition costs

     For the six months ended September 30, 2001, we incurred merger and acquisition costs of $904,000 as a result of our definitive agreement to be purchased by Titan Corporation. These costs consisted primarily of investment banking, legal, and accounting fees.

     Interest expense

     Interest expense for the six months ended September 30, 2001 decreased by $563,000 from the comparable period of the prior year. This decrease was principally due to the lower amount of outstanding debt compared to the prior year and the reduction of interest rates in the general economy.

     Provision for income taxes

     Income tax expense, as a percentage of income before income taxes, decreased to 39.0% in the six months ended September 30, 2001, from 42.5% in the comparable period of the prior year. The lower effective tax rate in the six months ended September 30, 2001 is largely attributable to there being no non-deductible amortization component of our pre-tax income.

Quantitative and Qualitative Disclosures about Market Risk

     The information required by this item is hereby incorporated by reference to the Company’s annual report on Form 10-K for the year ended March 31, 2001, filed with the SEC on June 25, 2001. There have been no material changes in the Company’s market risk from that disclosed in the Company’s 2001 Form 10-K.

Liquidity and Capital Resources

     Operating Activities

     Operating activities during the six months ended September 30, 2001 provided net cash of approximately $4.0 million. This largely resulted from a $5.8 million decrease in receivables, which was due to improved collections of our outstanding customer invoices. Additionally, we had net income of $1.4 million and depreciation and amortization expense of $1.1 million. These amounts were partially offset by a decrease in accounts payable, which totaled $4.0 million.

     Investing Activities

     Our investing activities used $9.9 million during the six months ended September 30, 2001. This was primarily due to $9.3 million associated with the RPI business combination and a $1.0 million additional investment made in DOAR Communications, Inc., which is a privately held leading provider of advanced technology-based systems and services for the judicial court, litigation, and alternative dispute resolution markets. In addition, we received the final $1.0 million payment on our note receivable from GTSI Corp.

     Financing Activities

     During the six months ended September 30, 2001, our financing activities provided cash of approximately $6.0 million. This resulted primarily from the issuance of $5.1 of debt used to finance our RPI business combination and $2.0 million of net advances under our line of credit facility, also principally resulting from funds needed to finance our acquisition of RPI. These amounts were partially offset by $1.6 million of payments made on long-term debt and capital lease obligations.

     As of September 30, 2001, working capital was $3.8 million, compared to $31.8 million at March 31, 2001. This decrease is principally attributed to the reclassification of our line of credit facility, which has a termination date of August 31, 2002. The outstanding balance on our line of credit at September 30, 2001 was $25.9 million. At September 30, 2001, the Company had approximately $10.1 million available for borrowing under its line of credit facility. We expect that funds provided by our operating activities and available under our line of credit facility will be sufficient to fund our cash requirements for the next twelve months.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the business of the Company or any subsidiary.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     No defaults upon senior securities have taken place.

Item 4. Submission of Matters to Security Holders

At the Company’s Annual Meeting of Shareholders held on August 30, 2001, the following proposals were adopted by the margins indicated:

1.	To elect four nominees for Director:

	For	Withheld Authority

Alan G. Merten	6,539,012	1,524,711
Neal B. Freeman	8,023,737	39,986
Ronald Turner	6,029,196	2,034,527
Earle C. Williams	6,849,129	1,214,596

The following Directors continued their terms of office: Edward H. Bersoff, Ruth M. Davis, Raymond T. Tate, and Donald M. Wallach.

2.	To approve an amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares authorized to be issued pursuant to the plan from 400,000 to 600,000.

For	5,418,964
Against	2,621,617
Abstain	23,142

3.	To approve an amendment to the Amended and Restated Directors Stock Option Plan to increase the number of shares issuable annually to each non-employee director from 2,500 to 5,000, and to set a common grant date for all directors.

4.	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending March 31, 2002:

For	6,557,701
Against	1,242,495
Abstain	263,527

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

The following exhibits are either filed with this Report or are incorporated herein by reference:

11 Statement regarding computation of per share earnings.

B.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	BTG, Inc. /s/ Thomas W. Weston, Jr. Thomas W. Weston, Jr. Duly Authorized Signatory and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

11	Statement regarding computation of per share earnings.